Form 10-K
period 2007-12-31
B & B B, Inc.; RBG, LLC; BLACK GAMING, LLC
filed 2008-03-31
CIK 1319855, 1319845, 1319842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-123179
BLACK GAMING, LLC
(Exact name of registrant as specified in its charter)

Nevada	20-8160036

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10777 West Twain Ave., Las Vegas, Nevada 89135
(Address and telephone number of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (702) 318-6888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None.
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of each class)
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

PART I

ITEM 1.	BUSINESS.
Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “our” and “us” refer to Black Gaming, LLC and its’ direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., CasaBlanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.
Forward-looking Statements
Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casinos, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth below in the heading “Item 1A. Risk Factors.”
The Company
We were organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying the organizational structure of B & B B, Inc. and Virgin River Casino Corporation through a holding company reorganization (“Reorganization”). The Reorganization, which included a transfer of B & B B, Inc. and Virgin River Casino Corporation shares for membership interests in us, was completed on December 31, 2006.
Black Gaming, LLC, through its’ direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., CasaBlanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc., owns and operates the CasaBlanca Hotel & Casino, or the CasaBlanca, the Oasis Hotel & Casino, or the Oasis, and the Virgin River Hotel & Casino, or the Virgin River, in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. In addition, we own the Virgin River Convention Center (formally known as the Mesquite Star Hotel and Casino), also in Mesquite, Nevada, which is currently used as a special events facility and for overflow hotel traffic from our other properties. The websites for Black Gaming, LLC, the CasaBlanca, the Oasis and the Virgin River properties are www.blackgaming.com, www.cassablancaresort.com, www.oasisresort.com and www.virginriver.com, respectively. We do not have a website for the Virgin River Convention Center.
We own three of the four casino hotels operating in Mesquite maintaining a gaming market share of approximately 69%. Our properties are well established and serve local, regional and national audiences. As of December 31, 2007, our properties collectively feature approximately 2,115 slot machines, 70 table games, 2,300 hotel rooms and 97 timeshare units and offer extensive amenities including championship golf courses, full service spas, a bowling center, a movie theater, both gourmet and casual restaurants, and banquet and conference facilities.

Casino Properties
CasaBlanca Hotel & Casino. The CasaBlanca is a full service entertainment and resort destination located off of exit 120 on Interstate 15. The CasaBlanca targets middle market guests looking for a high-quality gaming experience in a full service resort environment and a value alternative to Las Vegas. The CasaBlanca offers approximately 480 tower rooms (includes 18 suites with Jacuzzi tubs) and 24 timeshare units. The approximately 27,000 square foot casino offers 710 video poker and slot machines, 24 table games, a full service race and sports book, lounge entertainment and dancing. The CasaBlanca offers various resort and entertainment amenities, including championship golf, a full service spa, tennis courts, a lagoon swimming pool with a waterfall and slide, a hot tub, a sand volleyball court and an arcade. In addition, the CasaBlanca offers a 320-seat buffet restaurant, a 180-seat 24-hour café, a 136-seat fine dining restaurant, an ice cream parlor, a Starbucks®, a gift shop and 10,000 square foot banquet and conference facilities. The CasaBlanca is situated on an approximately 43-acre site, containing a parking lot with a capacity for approximately 1,940 cars as well as a 45-unit full service R.V. park. Approximately one mile from the casino hotel, situated on a 221-acre site, is the CasaBlanca Golf Club featuring an 18-hole, 7,011 yard championship course designed by Cal Olson. We lease the land on which the golf club is located pursuant to a 99-year lease that expires in June 2094. We also own approximately 34 acres of unimproved land near the golf club. For the twelve months ended December 31, 2007, the average daily room rate was approximately $80 and the overall occupancy rate was 91%.
Oasis Hotel & Casino. The Oasis is a full service entertainment and resort destination located off of exit 120 on Interstate 15 across Mesquite Boulevard from the CasaBlanca. The Oasis also targets middle market guests looking for value alternatives to Las Vegas and a high quality gaming experience in a full service resort environment. The Oasis offers approximately 900 rooms (includes 32 suites) and 73 timeshare units. The approximately 34,700 square foot casino offers over 715 video poker and slot machines, 28 table games and a live poker room. The Oasis offers various resort and entertainment amenities, including golf, a full service spa, swimming pools and hot tubs, tennis courts, arcade, go-kart track, miniature golf range, lounge entertainment and a nightclub. In addition, the Oasis offers a 260-seat buffet restaurant, a 125-seat fine dining restaurant, a Starbucks®, a Denny’s ®, a gift shop and 5,000 square foot banquet and conference facilities. The Oasis is situated on an approximately 26-acre site, containing a parking lot with a capacity for approximately 1,800 cars as well as an 80 unit full-service R.V. park. Approximately four miles from the casino hotel is the Palms Golf Course featuring an 18-hole, 7,008 yard championship course. The Palms Golf Course straddles the Nevada/Arizona border and is located on a 256-acre site, of which 180 acres is leased from the State of Arizona pursuant to a 10-year lease that expires in May 2008. We are currently under negotiations to renew this lease. For the twelve months ended December 31, 2007, the average daily room rate was approximately $50 and the occupancy rate was 72%.
During 2007 our listing of the Palms Golf Course and Oasis Gun Club property expired and we have not pursued re-listing the property. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated and Combined Financial Statements, Footnote 3”.
Virgin River Hotel & Casino. The Virgin River is located off of exit 122 on Interstate 15 across the highway from the Virgin River Convention Center. The Virgin River mostly attracts local customers and drive-in middle market customers. The Virgin River offers approximately 710 rooms (includes two suites) and a 36,000 square foot casino with approximately 689 video poker and slot machines, 18 table games, a full service race and sports book, a 350-seat bingo parlor and live keno. The Virgin River offers various resort and entertainment amenities, including swimming pools and hot tubs, a 24-lane state-of-the art bowling center, four movie theaters, an arcade and a lounge for entertainment and dancing. In addition, the Virgin River offers a 182-seat 24-hour café, a 178-seat buffet restaurant, a Starbucks® and a gift shop. The Virgin River is situated on an approximately 32-acre site, containing a parking lot with a capacity for approximately 1,650 cars. We also own approximately 31 acres of unimproved land adjacent to the Virgin River. For the twelve months ended December 31, 2007, the average daily room rate was approximately $48 and the occupancy rate was 79%.

Virgin River Convention Center. The Virgin River Convention Center is situated on an approximately 14-acre site located off of exit 122 on Interstate 15 and the East Mesquite Boulevard interchange. We acquired the Virgin River Convention Center out of bankruptcy in November 2000. The Virgin River Convention Center has 12,000 square feet of potential gaming space and 210 hotel rooms. We currently use the Virgin River Convention Center as a special event facility and for overflow hotel traffic from our other properties. At acquisition, the Virgin River Convention Center had a gourmet restaurant, a cocktail lounge with a performance stage, one coffee shop, an arcade and a gift shop, none of which is currently in operation. Although the Virgin River Convention Center has 12,000 square feet of potential gaming space, we do not hold a gaming license to operate a casino at the Virgin River Convention Center. We will apply for a gaming license in the future if we decide to operate a casino at the Virgin River Convention Center.
Competition
General. We face competition in the market in which our gaming facilities are located as well as in or near any geographic area from which we attract or expect to attract a significant number of our customers. As a result, our casino properties face direct competition from all other casinos and hotels in the Las Vegas, Nevada region and the Wendover, Nevada region as well as the California gaming market.
Many of our competitors have significantly greater name recognition and financial, marketing and other resources than we do. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming to new jurisdictions throughout the United States has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near our properties or any geographic area from which we expect to attract a significant number of our customers, we could face additional competition which could have a significant adverse impact on our business, financial condition and results of operations. There can be no assurance that we will be able to continue to compete successfully in our existing markets or that we will be able to compete successfully against any such future competition.
Mesquite, Nevada. There are four operating hotel-casinos in Mesquite, Nevada, three of which are owned by us. As of December 2007 there were approximately 2,700 hotel rooms in Mesquite, Nevada. Approximately 2,450 of the existing hotel rooms are associated with the four hotel-casinos. Through our three properties, we own approximately 2,300 of those rooms. Also, within the four hotel-casinos there are eleven dining options, nine of those dining options exist at our properties. We also compete with free standing dining facilities in Mesquite, Nevada as a restaurant option. The only other licensed resort gaming facility in Mesquite is the Eureka Casino Hotel, or the Eureka. We believe that the hotel casinos are sufficiently distinct and diversified such that each property caters to a different type of clientele. For instance, the CasaBlanca, which contains a spacious casino floor and a tower hotel, appeals to the customer who seeks to enjoy a mega resort type experience that is away from the hustle and bustle of Las Vegas. On the other hand, the Virgin River caters to the local Mesquite customer who is more likely to be attracted by the intimate gaming atmosphere and amenities such as a bowling alley and movie theaters. With 210 rooms and 3 dining facilities, we believe the Eureka targets the local Mesquite customer and competes directly with the Virgin River and to a lesser extent the Oasis. There is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do.

Las Vegas, Nevada. Many of our competitors in the Las Vegas market have significantly greater name recognition and financial, marketing and other resources than we do. However, our focus on providing value-oriented amenities with a quality casino experience attracts many of the Las Vegas locals who want to enjoy a weekend getaway.
West Wendover, Nevada. West Wendover, Nevada is located on the eastern border of Nevada in Elko County. The city is contiguous with Wendover, Utah and is approximately 120 miles west of Salt Lake City, Utah, less than half the distance between Mesquite and Salt Lake City, Utah. According to the Nevada State Gaming Control Board, the West Wendover casinos collectively contain approximately 4,000 slot machines and 190 games and tables as of December 31, 2007. We compete with these casinos for gaming customers located in Salt Lake City, Utah and the outlying areas. Nonetheless, we believe our more favorable climate and more attractive amenities give us a competitive advantage. In West Wendover, during October through January, the average number of days with precipitation ranges from five to nine days with temperatures ranging from 27 to 51 degrees Fahrenheit. Mesquite, on the other hand, has on average two to three days of precipitation with temperatures ranging from 44 to approximately 65 degrees Fahrenheit during the same months.
California Gaming Market. Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games. A number of Native American tribes have already signed and others have begun signing gaming compacts with the State of California. California has signed 67 compacts with Indian Tribes and casino-style gaming is legal on those tribal lands and there currently are approximately 57 operating tribal casinos in California. In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state. California voters also recently approved increasing the number of gaming machines in certain tribal casinos. The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.
Employees
As of December 31, 2007, we employed approximately 2,300 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Environmental Matters
We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or rent our property or to borrow funds using it as collateral. Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca properties does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot give assurance that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean up of the contaminated properties. In anticipation of marketing the golf course property during 2006, Resorts, LLC, entered into several agreements with WSR, Inc (“WSR”), the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated and Combined Financial Statements, Footnote 11”.
We do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition.
Regulation and Licensing
The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations. In addition, our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Clark County Liquor and Gaming Licensing Board, or the City of Mesquite and other local authorities, or collectively, the Nevada Gaming Authorities.
The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:
•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
•	the establishment and maintenance of responsible accounting practices and procedures;
•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and
•	providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our business, financial condition and results of operations.
Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. In December 2004, Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., and in December 2006, Black Gaming, LLC, became registered by the Nevada Gaming Commission as a publicly traded corporation, or registered corporation. As a registered corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.
The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.
If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.
We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to the Nevada Gaming Commission.
If it were determined that we violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.
As a registered corporation, any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. No transfer or issuance of our voting securities can be made without the prior approval of the Nevada Gaming Authorities. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting such investigation.

Although we do not intend to register or sell any equity securities, Nevada law requires any person who acquires more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission. Nevada law requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring the filing for a finding of suitability. Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
•	voting on all matters voted on by stockholders;
•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and
•	other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:
•	pay that person any dividend or interest upon voting securities;
•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•	pay remuneration in any form to that person for services rendered or otherwise; or
•	fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.
We may be required to disclose to the Nevada State Gaming Control Board and the Nevada Gaming Commission the identities of all holders of our outstanding notes. The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own a debt security, then pursuant to Nevada law, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:
•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;
•	recognizes any voting right by the unsuitable person in connection with debt securities;
•	pays the unsuitable person remuneration in any form; or
•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
We are required to maintain a current ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Gaming Commission has not imposed such a requirement on us.
We may not make a public offering of securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds from the securities are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for the purposes of constructing, acquiring or financing gaming facilities. Furthermore, any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada State Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.
Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control or ownership of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Nevada Gaming Commission may also require the stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:
•	a percentage of the gross revenues received;
•	the number of gaming devices operated; or
•	the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, or Licensees, and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of the Licensees’ participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada gaming laws. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.
Treasury Department Regulations
The Internal Revenue Code and Treasury Regulations require operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for keno and slot machine winnings in excess of prescribed amounts and table game winnings in which the payout is a certain amount greater than the wager. The Internal Revenue Code and Treasury Regulations also require operators to withhold taxes on some keno, bingo, and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.
Regulations adopted by the Financial Crimes Enforcement Network, or FinCEN, of the Treasury Department and the gaming regulatory authorities in some of the domestic jurisdictions in which we operate casinos, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States, which are exempt from the ambit of these regulations. In 2002 FinCEN implemented the suspicious activity reporting rule. This new reporting obligation requires casinos to report suspicious monetary transactions when the casino knows, suspects, or has reason to suspect that the transaction involves funds derived from illegal activity or is otherwise intended to facilitate illegal activity. The new reporting obligations were effective in March 2003.
Potential Changes in Tax and Regulatory Requirements
In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.
Compliance with Other Laws and Regulations
In addition to the regulations described above, our operations are also subject to extensive state and local laws, regulations and ordinances that apply to non-gaming businesses generally, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages. We have not incurred, and do not expect to incur, material expenditures with respect to these laws and regulations. There can be no assurances, however, that we will not incur material liability under these laws and regulations in the future. See also “Item 1A. Risk Factors-Risks Related to Our Business-Governmental Regulation,” “-Factors Beyond Our Control” and “-Environmental Matters”.

ITEM 1A.	RISK FACTORS.
If any of the following risks actually occurs, our business, financial condition and/or operating results could be materially adversely affected.
Risks Related to Our Business
Geographic Concentration of Properties—We are subject to greater risks than a geographically diversified gaming company.
All of our properties are located in Mesquite, Nevada. Therefore, the impact of many economic and other business factors in Mesquite, and Nevada in general, on our properties are more significant to us than it would be to a geographically diversified gaming company, and we are subject to more significant fluctuations in our operating results than a geographically diversified gaming company would be due to factors such as:
•	a downturn in local or regional economic conditions;
•	an increase in competition in the surrounding area;
•	inaccessibility to our properties due to road construction or closure of Interstate 15; and
•	natural and other disasters in the surrounding area, including severe weather, flooding, fire, and other casualty losses.
Any of the foregoing factors could limit or result in a decrease in the number of customers at our properties or a decrease in the amount that customers are willing to wager. Although we maintain insurance policies, which may cover certain casualties, insurance proceeds may not adequately compensate us for all economic consequences of any such event. If our properties are not able to generate sufficient cash flow, we may not be able to meet our payment obligations under the notes and our other indebtedness.
Competition—We face substantial competition in the gaming industry.
There is substantial competition among companies in the gaming industry, which includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. If other casinos operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations where we conduct business, we may lose market share. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations. In addition, there is no limit on the number of gaming licenses that may be granted in Mesquite or in some of the other gaming markets in which we compete. In particular, other than zoning limitations and licensing requirements of the City of Mesquite, there are no restrictions on additional casinos being constructed and opened in Mesquite, including by competitors that may have greater financial and other resources than we do.

Our casino properties face direct competition from all other casinos and hotels in the southern Nevada region, including, to some degree, from each other. In addition, we also face competition from all other types of entertainment, recreational activities and other attractions in and near Las Vegas. Future visits to our properties may be negatively affected as customers who have previously visited our properties may choose to experience Las Vegas casinos and hotels with greater name recognition, different attractions, amenities and entertainment options. Further, many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We must continually attract customers to our properties, which requires us to maintain a high level of investment in marketing and customer service. We may not be able to compete effectively with our competitors.
Increased competition also may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our properties. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.
Dependence on Management—We rely on our Chairman of the Board, Chief Executive Officer and President, the loss of whose services could materially and adversely affect our business.
Our success is substantially dependent upon the efforts and skills of Robert R. Black, Sr., our Chairman of the Board, Chief Executive Officer and President. Mr. Black is important to our success because he has been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training personnel, identifying opportunities and arranging financing. We have not entered into an employment agreement with Mr. Black. If we were to lose his services, our business, financial condition and results of operations could be materially adversely affected.
Governmental Regulations—We face extensive regulation from gaming and other government authorities.
As owners and operators of gaming facilities, we are subject to extensive Nevada state and local regulation. Nevada state and local government authorities require us and our subsidiaries to obtain gaming licenses and require our officers and key employees to demonstrate suitability to hold gaming licenses. The Nevada state and local government authorities may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or our subsidiaries or the individuals involved in violating any gaming laws or regulations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
No assurances can be given that any new licenses, registrations, findings of suitability, permits and approvals, including for any proposed expansion of our properties, will be given or that existing ones will be renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increase or other change at any time. Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.
The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business, financial condition or results of operations. For more detailed information, see “Item 1. Business - Regulation and Licensing.”
Gaming Taxes and Fees — If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.
State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected. There are several gaming tax increase proposals currently circulating in Nevada. These proposals would take the form of voter referendum. If successfully implemented, such an increase would have a material adverse effect on our financial condition, results of operations or cash flows.
Concentration of Ownership-Our Chairman of the Board, Chief Executive Officer and President owns a substantial majority of the Company and could have interests that conflict with the noteholders.
Robert R. Black, Sr., our majority member and sole manager, directly owns 99.03% of the Company. There can be no assurance that the interests of Mr. Black will not conflict with the interests of holders of the notes. Because of his controlling interests, he has the power to elect all or a majority of our board, appoint new management and approve any action requiring the approval of holders of our notes, including adopting amendments to our organizational documents, approving mergers or sales of substantially all of our assets or changes to our capital structure, or pursuing other transactions which may increase the value of his equity investment even though these transactions may involve risks to the holders of the notes.
Union Efforts to Organize Employees—Our business, financial condition, and results of operation may be harmed by union efforts to organize our employees.
Our employees are not covered by collective bargaining agreements. However, the Industrial Technical and Professional Employees Union has twice sought to organize the workers at our properties. If the Industrial Technical and Professional Employees Union or any other union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

Factors Beyond Our Control—Our business, financial condition and results of operations are dependent in part on a number of factors that are beyond our control.
The economic health of our business is generally affected by a number of factors that are beyond our control, including:
•	continued increases in healthcare costs;
•	general economic conditions and economic conditions specific to our primary markets;
•	levels of disposable income of casino customers;
•	increases in transportation costs;
•	local conditions in key gaming markets, including seasonal and weather-related factors;
•	increase in gaming taxes or fees;
•	decline in tourism and travel due to occurrences or threats of terrorism or other destabilizing events;
•	substantial increases in the cost of electricity, natural gas and other forms of energy;
•	competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;
•	the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;
•	the adoption of additional anti-smoking regulations; and
•	an outbreak or suspicion of an outbreak of an infectious communicable disease.
Any of these factors could negatively impact our properties or geographic location in particular or the casino industry generally, and as a result, our business, financial condition and results of operations.
Environmental Matters—We are subject to environmental laws and potential exposure to environmental liabilities. This may cause us to incur costs or affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.
We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products and hazardous substances, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating hazardous substances or petroleum products on, under, or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or rent our property or to borrow funds using it as collateral. Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

We have reviewed environmental assessments, and limited soil and groundwater testing, relating to our properties. As a result, we have become aware that there is contamination present on some of our properties apparently due to past operations, which included a truck stop and a gas station. In particular, groundwater contamination at our Oasis property (which appears to have migrated onto our CasaBlanca property) is the subject of investigation and cleanup activities being conducted by WSR, Inc. (“WSR”), the prior owners of the Oasis. The water supply for the Oasis property and the CasaBlanca property does not come from ground water that has been contaminated. Although we believe that the prior owners are responsible for such matters under an indemnity agreement we negotiated at the time we purchased the Oasis, we cannot assure note holders that we will not incur costs related to this matter. Further, we could be held strictly liable for the environmental clean-up of the contaminated properties. In anticipation of marketing the golf course property during 2006, Resorts, LLC, entered into several agreements with WSR to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.
We do not anticipate any material adverse effects on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition. See “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated and Combined Financial Statements, Footnote 11”.
Risks Associated with Construction Projects—Expansion and renovation efforts are inherently subject to significant development and construction risks.
Expansion projects and periodic renovations will be subject to the many risks in expanding or renovating an existing enterprise or developing new projects, including unanticipated design, construction, regulatory, environmental and operating problems, and the significant risks commonly associated with implementing an expansion strategy. In particular, any such projects are subject to the risks associated with the following:
•	the availability of financing and the terms and covenants in our senior credit facility and other debt;
•	shortages in materials;
•	insufficient public infrastructure improvements or maintenance;
•	shortages of skilled labor or work stoppages;
•	unforeseen construction, scheduling, engineering, environmental or geological problems;
•	weather interference, floods, fires or other casualty losses;
•	the failure to obtain required licenses, permits or approvals;
•	regulatory or private litigation arising out of projects; and
•	unanticipated cost increases and budget overruns.
In addition, although we design our projects for existing facilities to minimize disruption of business operations, expansion and renovation projects require, from time to time, portions of the existing operations to be closed or disrupted. Any extended disruptions in our operations could have a material adverse affect on our business, financial condition or results of operations.

Uninsured Losses—We may incur losses that are not adequately covered by insurance which may harm our financial condition and results of operations.
Although we maintain insurance which we believe is customary and appropriate for our business, we cannot give assurance that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected. In connection with insurance renewals subsequent to the events of September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payment of our obligations on the notes.
Recent Economic Developments — Recent instability in the financial markets may have an impact on our business.
Recently, the residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.
Risks Related to the Notes
Substantial Debt—Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt.
We have substantial debt. As of December 31, 2007 we have total debt of $194.0 million. In addition, we and our subsidiaries are permitted under the indentures governing the notes to incur additional debt including up to $15.0 million principal amount of debt under our senior secured credit facility which was drawn to $9.5 million at December 31, 2007, and certain debt to purchase furniture, fixtures and equipment. Additionally, if we satisfy debt coverage tests in our debt agreements, we could issue additional notes and incur further debt. If new debt were to be incurred in the future, the related risks could intensify.
Our substantial debt could have significant effects on our business. For example, it could:
•	make it more difficult for us to satisfy our obligations under our outstanding notes and our other debt;
•
result in an event of default if we fail to satisfy our obligations under our outstanding notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures or our senior secured credit facility, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•
require us to dedicate a substantial portion of our cash flow from our business operations to pay our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures and other activities;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and
•	place us at a competitive disadvantage compared to competitors that are not as highly leveraged.
Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.
Ability to Service Debt—To service our debt, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our debt or seek to obtain additional financing.
We expect to obtain the funds to pay our expenses and to pay the amounts due under the notes, our senior secured credit facility and our other debt primarily from our operations or refinancing if necessary. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our debt, including the notes, or to fund other liquidity needs, including our plans to continue to renovate our facilities and add amenities. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt (including the notes), sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure note holders that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures governing the notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes. The cash available to us as of December 31, 2007 was $9.5 million, not including $5.5 million available under our senior secured credit facility which was drawn to $9.5 million at December 31, 2007. There are no restrictions on our ability to use the senior secured credit facility to make payments to holders of the notes.
Value of Collateral Securing the Senior Secured Notes—The fair market value of the collateral securing our Senior Secured Notes may not be sufficient to pay the amounts owed under our Senior Secured Notes. As a result, holders of our Senior Secured Notes may not receive full payment following an event of default.
Our Senior Secured Notes and the guarantees thereof are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in the issuers of the notes, Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., or the issuers, or in Black Gaming, LLC, subject to certain limitations.

The proceeds of any sale of collateral following an event of default with respect to our Senior Secured Notes may not be sufficient to satisfy, and may be substantially less than, amounts due on the Senior Secured Notes. The total value of the collateral may be less than the amount due on the Senior Secured Notes.
The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. The collateral does not include contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral. By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation. To the extent that liens, security interests and other rights granted to other parties (including the lenders under our senior secured credit facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Senior Secured Notes or the holders of the Senior Secured Notes to realize or foreclose on that collateral. Consequently, we cannot assure note holders that liquidating the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay any amounts due under the Senior Secured Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.
In addition, under the intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our senior secured credit facility, described below, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral. The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. Such delays could have a material adverse effect on the value of the collateral.
The indenture governing the Senior Secured Notes and the agreements governing our other secured debt also permit us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate a restricted subsidiary as an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary or any of its subsidiaries and any guarantees of the Senior Secured Notes by the unrestricted subsidiary or any of its subsidiaries will be released under the Senior Secured Note indenture but not necessarily under our senior secured credit facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Senior Secured Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a prior claim (ahead of the Senior Secured Notes) on the assets of such unrestricted subsidiary and its subsidiaries.
If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Lien Subordination of Senior Secured Notes—The lien on the collateral securing the Senior Secured Notes is contractually subordinated pursuant to the intercreditor agreement to the liens securing our senior secured credit facility and also is subject to the prior claim of purchase money lenders and holders of mechanics’ liens.
The security interests securing the Senior Secured Notes and the guarantees of the Senior Secured Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our senior secured credit facility, pursuant to an intercreditor agreement between the trustee under the Senior Secured Note indenture and the lenders under our senior secured credit facility. In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, do not secure the Senior Secured Notes. As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our senior secured credit facility and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets securing such debt before any payment is made to holders of Senior Secured Notes from such proceeds.
Consequently, it is unlikely that the liquidation of the collateral securing the Senior Secured Notes would produce proceeds in an amount sufficient to pay the amounts due on the Senior Secured Notes after also satisfying the obligations to pay our senior secured credit facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Senior Secured Notes would be sufficient, absent our senior secured credit facility and purchase money debt, to pay all amounts due on the Senior Secured Notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Senior Secured Notes, the holders of the Senior Secured Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.
Limited Ability of Holders of Senior Secured Notes to Exercise Remedies—The rights of the trustee and holders of Senior Secured Notes to exercise remedies under the indenture are limited by an intercreditor agreement between the trustee and the lenders under our senior secured credit facility.
A number of the rights and remedies of the trustee and the holders of the Senior Secured Notes are significantly limited under the intercreditor agreement. For instance, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our senior secured credit facility, the Senior Secured Note trustee will not have the right to foreclose upon the collateral unless and until the lenders under our senior secured credit facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 120 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing remedies with respect to the collateral in an insolvency proceeding.
The rights and remedies of the Senior Secured Note trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our senior secured credit facility. The Senior Secured Note trustee will not have possession of the equity interests of the guarantors or the equity interests owned by Robert R. Black, Sr. in the issuers and in Black Gaming, LLC (even though such equity interests constitute Senior Secured Note collateral), so long as such equity interests also secure our senior secured credit facility. As a result, so long as such equity interests also secure our senior secured credit facility, the trustee (although it does have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Senior Secured Notes. In addition, the Senior Secured Note trustee does not have a perfected security interest in certain other portions of the Senior Secured Note collateral-including deposit accounts-that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

Limited Ability of Holders of Senior Secured Notes to Realize on Collateral—Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Senior Secured Notes.
In addition to our intercreditor arrangements with lenders under our senior secured credit facility, described above, the gaming laws of the State of Nevada and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any holder of the Senior Secured Notes to obtain the benefit of any collateral securing the Senior Secured Notes. For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses. Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license. This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.
In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our senior secured credit facility. Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due on the Senior Secured Notes, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us. There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.
Federal bankruptcy law also could impair the trustee’s ability to foreclose upon the collateral. If we or a guarantor become a debtor in a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, the automatic stay, imposed by the Bankruptcy Code upon the commencement of a case, would prevent the trustee from foreclosing upon the collateral or (if the trustee has already taken control of the collateral) from disposing of it, without prior bankruptcy court approval.
The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even if the Senior Secured Notes were then in default. Under the Bankruptcy Code, holders of Senior Secured Notes and the trustee would be entitled to “adequate protection” of the interest of holders of Senior Secured Notes in the collateral, if necessary to protect against any diminution in value during the case. Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide holders of Senior Secured Notes with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.
In a bankruptcy case, the court would allow a claim for all amounts due under the Senior Secured Notes, including all accrued and unpaid interest through the date of bankruptcy. Under the Bankruptcy Code, interest stops accruing on the date of bankruptcy except under certain specified circumstances, and there can be no assurance that the court would allow a claim for post-bankruptcy interest. If the court held that the value of the collateral securing the Senior Secured Notes was less than the amount due, the trustee would be permitted to assert a secured claim in an amount equal to the collateral’s value and an unsecured claim for the deficiency.

For these and other reasons, if we or our subsidiaries become debtors in cases under the Bankruptcy Code, there can be no assurance:
•	whether any payments under the notes would be made;
•	whether or when the trustee could foreclose upon or sell the collateral;
•	whether the term or other conditions of the notes or any rights of the holders could be altered in a bankruptcy case without the trustee’s or the noteholders’ consent;
•	whether the trustee or note holders would be able to enforce the noteholders’ rights against the guarantors under their guarantees; or
•	whether or to what extent holders of the Senior Secured Notes would be compensated for any delay in payment or decline in the collateral’s value.
Finally, the trustee’s ability to foreclose on the collateral on behalf of the holders of Senior Secured Notes may be subject to the consent of third parties, prior liens (as discussed above) and practical problems associated with the realization of the trustee’s security interest in the collateral.
Senior Subordinated Notes Are Unsecured—If we fail to meet our payment or other obligations under our secured debt, including the Senior Secured Notes and our senior secured credit facility, the holders of our secured debt could foreclose on, and acquire control of, substantially all of our assets.
The Senior Subordinated Notes and the guarantees thereof are unsecured. The Senior Secured Notes and our senior secured credit facility are secured by a security interest in substantially all of our and the guarantors’ existing and future assets (other than certain excluded assets) and a pledge of the equity interests owned by Robert R. Black, Sr. in the issuers and in Black Gaming, LLC, subject to certain limitations. As a result of these security interests, if we fail to meet our payment or other obligations under such secured debt, the trustee of the Senior Secured Notes and the lenders under our senior secured credit facility would be entitled to foreclose on all of our assets and liquidate those assets in accordance with the intercreditor agreement. Similarly, in a bankruptcy or liquidation note holders may not receive any payment on the Senior Subordinated Notes, except to the extent that the value of our assets exceeds our secured debt. Accordingly, we may not have sufficient funds to pay amounts due on the Senior Subordinated Notes. As a result note holders may lose a portion of or the entire value of an investment in the Senior Subordinated Notes.
Subordination of Senior Subordinated Notes—The right to receive payments on the Senior Subordinated Notes or under the guarantees thereof is subordinated to our senior debt, including the Senior Secured Notes and our senior secured credit facility.
The Senior Subordinated Notes and the guarantees thereof are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt, including the Senior Secured Notes and our senior secured credit facility. As a result, upon any distribution to our creditors or the creditors of any of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or any of the guarantors or our or their property, the holders of our or the guarantor’s senior debt, including the Senior Secured Notes and our senior secured credit facility, will be entitled to be paid in full before any payment may be made with respect to the Senior Subordinated Notes or the guarantees thereof. In such case, holders of the Senior Subordinated Notes will participate with trade creditors, other holders of unsecured debt, and any secured creditor not already paid in full in the assets remaining after we and the guarantors have paid all of the senior debt. In these cases, we and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the Senior Subordinated Notes may receive less, ratably, than the holders of our senior debt.

In addition, all payments on the Senior Subordinated Notes and the guarantees thereof, including the principal of and premium, if any, and interest (and Liquidated Damages, if any) on the Senior Subordinated Notes, or on account of the redemption provisions of the Senior Subordinated Notes or any repurchases of Senior Subordinated Notes, will be blocked in the event of a payment default on our designated senior debt and may be blocked for up to 179 of 360 consecutive days in the event of certain non-payment defaults on our designated senior debt.
As of December 31, 2007, the Senior Subordinated Notes and the guarantees thereof were subordinated to approximately $135.5 million of senior debt, consisting of $125 million aggregate principal amount of the Senior Secured Notes, $9.5 million outstanding on our senior secured credit facility, and $1.0 million of gaming equipment financing. Additionally, as of December 31, 2007, approximately $5.5 million was available for borrowing as additional senior debt under our senior secured credit facility. We are permitted to borrow substantial additional debt, including senior debt, in the future under the terms of the indenture governing the Senior Subordinated Notes.
Restrictive Covenants—The indentures governing the notes and our senior secured credit facility contain covenants that significantly restrict our operations.
The indentures governing the notes and the agreement governing our senior secured credit facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants restrict on our ability and the ability of our restricted subsidiaries to, among other things:
•	pay dividends, redeem stock or make other distributions or restricted payments;
•	incur debt or issue preferred equity interests;
•	make certain investments;
•	create liens;
•	agree to payment restrictions affecting the subsidiary guarantors;
•	consolidate or merge;
•	sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;
•	enter into transactions with our affiliates;
•	designate our subsidiaries as unrestricted subsidiaries; and
•	use the proceeds of permitted sales of our assets.
The indentures governing the notes do not allow us to incur additional debt unless the debt is classified as permitted indebtedness or we meet certain financial ratios. Permitted indebtedness includes, among other things:
•	indebtedness evidenced by the notes or refinancing of the notes;

•	indebtedness to finance purchases of furniture, fixture and equipment, or FF&E, so long as the financing does not exceed $2.5 million for non-gaming FF&E;
•	indebtedness to finance our general liability insurance premium so long as the amount does not exceed $1.0 million;
•	indebtedness secured by our contracts between us and owners of timeshare interests in our timeshare units so long as the amount does not exceed $1.0 million; and
•	other indebtedness in an amount not to exceed $1.0 million.
We may also incur additional indebtedness that does not qualify as permitted indebtedness if we are not in default under our existing indebtedness and we meet certain financial ratios after incurring such additional indebtedness. In addition, we may incur a maximum of $15.0 million in indebtedness under our senior secured credit facility of which we are drawn to $9.5 million at December 31, 2007. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness we may incur. As of December 31, 2007, we have incurred $1.1 million in additional indebtedness in compliance with these restrictions in order to finance our general liability insurance premium and to finance our purchases of FF&E.
Our senior secured credit facility also requires us to meet certain financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our debt may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other debt.
Ability to Repurchase Notes—Our ability to repurchase the notes upon a change of control or an asset sale may be limited.
Upon the occurrence of specific “change of control” events and “asset sale” events, in each case as defined in the indentures, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount (in the case of a change of control) and 100% of the principal amount (in the case of an asset sale), in each case, plus accrued and unpaid interest to the date of repurchase. The lenders under our senior secured credit facility have a similar right to be repaid upon a change of control. Any of our future debt agreements may contain similar provisions with respect to a change of control or asset sale. However, we may not have sufficient funds at the time of the change of control or asset sale to make the required repurchase of notes or repayment of our other debt. The terms of our senior secured credit facility also limit our ability to purchase the notes until all debt under our senior secured credit facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any notes submitted in a change of control or asset sale offer, it would constitute an event of default under the indentures which would, in turn, constitute an event of default under our senior secured credit facility and could constitute an event of default under our other debt, even if the change of control itself would not cause a default.
In addition, all payments on the Senior Subordinated Notes and the guarantees thereof, including on account of any repurchases of Senior Subordinated Notes, are blocked in the event of a payment default on our designated senior debt. See “Item 1A. Risk Factors-Subordination of Senior Subordinated Notes.” Under the Senior Subordinated Note indenture, prior to complying with any of the provisions of the change of control or asset sale covenants, but in any event within 90 days following a change in control or an asset sale, respectively, we are required either to repay all outstanding senior debt or obtain the requisite consents, if any, under all agreements governing outstanding senior debt to permit the repurchase of Senior Subordinated Notes required by the change of control or asset sale covenants, respectively.

Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the indentures governing the notes and thus not permit the holders of the notes to require us to repurchase or redeem the notes.
Required Regulatory Redemption—Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their notes will be subject to redemption.
We are required to notify the Nevada State Gaming Control Board as to the identity of, and may be required to submit background information regarding, each record or beneficial owner of the notes. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Nevada State Gaming Control Board may determine that holders of the notes have a “beneficial interest” in the issuers.
If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the Nevada Gaming Authorities. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If such person is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with such person. Under these circumstances, we would be required to repurchase the relevant notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the notes. See “Item 1. Business-Regulation and Licensing.”
Fraudulent Transfer—Under certain circumstances, a court could cancel the guarantees of our subsidiaries or limit the obligations of an individual issuer under the notes.
Unless designated as an unrestricted subsidiary, each domestic subsidiary we form or acquire will be required to guarantee the notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our senior secured credit facility) to secure its guarantee. Under federal bankruptcy law and comparable provisions of state and federal nonbankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made thereunder to the guarantor or to a fund for the benefit of its other creditors.
A court might take these actions if it found that when the guarantor entered into its guarantee (or, in some jurisdictions, when payments became due on its guarantee), (i) it received less than reasonably equivalent value or fair consideration for its guarantee, and (ii) any of the following conditions was then satisfied:
•	the guarantor was insolvent or rendered insolvent by reason of incurring its obligations under its guarantee or granting a security interest in its assets;
•	the guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
•	the guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

In applying these factors, a court would likely find that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for its guarantee, except to the extent that it benefited directly or indirectly from the notes’ issuance. The determination of whether a subsidiary was or was rendered “insolvent” would vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than all of its property at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts (including contingent or unliquidated debts) as they become absolute and matured.
A court might also avoid a guarantor’s guarantee and the security interest in its assets, if the court concluded that the guarantor entered into the guarantee with actual intent to hinder, delay, or defraud creditors. If a court avoided a guarantor’s guarantee, note holders would no longer have a claim against that subsidiary, and the claims of creditors of the subsidiary generally would be entitled to payment in full before the subsidiary paid any dividends or made any distributions to us for the purpose of our satisfying any claims under the notes.
Similarly, under federal bankruptcy law and comparable provisions of state and federal non-bankruptcy fraudulent transfer laws, under certain circumstances a court could limit or avoid the issuers’ obligations under the notes and the security interest in the issuers’ assets, and order the return of any payments made thereunder to the issuers or to a fund for the benefit of their other creditors.
The notes are joint and several obligations of each of the three issuers. However, none of the issuers, individually, has sufficient cash flow to service the notes or assets that exceed the aggregate principal amount of the notes. To prevent the obligations of an issuer under the notes being subject to avoidance as a fraudulent obligation, each of the indentures provides that the obligations under such indenture and the notes are allocated among each of the issuers, pro rata, based on their respective asset book values as of the issue date of the notes. Each issuer has agreed in the indentures to be responsible for its pro rata share of such obligations and to reimburse the other issuers to the extent that any issuer pays more than its pro rata share of such obligations. However, there can be no assurances that each of the issuers will be able to pay its pro rata share of such obligations or that any issuer will be able to reimburse any other issuer that pays more than its pro rata share. In that case, under federal bankruptcy laws, a court could order the avoidance of all or a portion of an individual issuer’s obligations under the notes and order the return of any payments made by an issuer in excess of its pro rata share either to such issuer or to a fund for the benefit of such issuer’s other creditors.
In addition, a substantial portion of the net proceeds from the offering of the old notes was used to redeem and purchase equity interests in us not owned by Robert R. Black, Sr. or his affiliates and a minority owner. Although we cannot predict how a court would rule in this case, courts have found that an issuer did not receive reasonably equivalent value or fair consideration if the proceeds of the issuance were paid to such issuer’s equity holders.
Regardless of the factors identified above, a court might also avoid the obligations of the issuers under the notes and the security interest in their assets and order the return of any payments made under the notes either to the issuers or to a fund for the benefit of the issuers’ other creditors if the court found that the issuers incurred the obligations under the notes with actual intent to hinder, delay, or defraud creditors of the issuers.

No Existing Trading Market for the Notes—There is currently no trading market for the notes, and an active trading market may not develop for the notes. The failure of a market to develop for the notes could affect the liquidity and value of the notes.
There is no existing trading market for the notes. An active market may not develop for the notes, and there can be no assurance as to the liquidity of any market that may develop for the notes. If an active market does not develop, the market price and liquidity of the notes may be adversely affected. The notes may trade at a discount from their purchase price.
The liquidity of the trading market, if any, and future trading prices of the notes will depend on many factors, including, among other things, prevailing interest rates, our operating results, financial performance and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. Historically, the market for high-yield debt has been subject to disruptions that have caused substantial fluctuations in the prices of these securities. In addition, securities of gaming companies historically have been more volatile than securities of other companies. The notes and any markets for the notes may be subject to such disruptions and volatility, either of which could have an adverse effect on the price and liquidity of the notes.
Original Issue Discount on Senior Subordinated Notes—The Senior Subordinated Notes have significant original issue discount, or OID, for United State federal income tax purposes, and accordingly, United States holders of the Senior Subordinated Notes will be required to include OID in income in advance of the receipt of cash attributable to such income.
Because the Senior Subordinated Notes do not provide for cash payment of stated interest prior to July 15, 2009, the Senior Subordinated Notes have significant OID for United States federal income tax purposes. United States holders generally must include OID income for United States federal income tax purposes under a constant yield accrual method regardless of their regular method of tax accounting. As a result, United States holders of the Senior Subordinated Notes will include OID in income in advance of the receipt of cash attributable to such income.
Past Breach of Credit Facility Covenants—We have breached certain covenants of our previous credit facility.
On June 28, 2001 we entered into a credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank, N.A. We refer to the credit agreement as the Original Credit Agreement. The terms of the Original Credit Agreement contained certain financial and other covenants. These included a leverage ratio which was calculated quarterly based on the ratio of funded debt to our trailing twelve-month EBITDA (as that term is defined in the Indentures governing the notes and the agreement governing our senior secured credit facility). In addition to the leverage ratio, we were to maintain throughout the term of the Original Credit Agreement, a certain adjusted fixed charge ratio and, commencing June 30, 2002, a minimum trailing twelve-month adjusted EBITDA of no less than $23.0 million.
As of March 31, 2004, December 31, 2003 and September 30, 2003, we were not in compliance with the adjusted fixed charge coverage ratio and the minimum trailing twelve-month EBITDA. Further, at December 31, 2003 and March 31, 2004 we were not in compliance with the leverage ratio. On July 6, 2004, we entered into a forbearance agreement with the lenders whereby the lenders agreed to forbear exercising their legal remedies under the Original Credit Agreement by reason of technical default while we renegotiated the terms of the Original Credit Agreement with the lenders. On November 4, 2004, we obtained an amended credit agreement which cured all past covenant violations and extended the due date of the loans. We used the proceeds from the sale of the notes to pay this credit facility in full. At the closing of the transactions on December 20, 2004, we obtained our senior secured credit facility to replace the Original Credit Agreement. We are not in breach of any of the covenants of our senior secured credit facility.

Redemption—We may choose to redeem the notes at anytime on or after January 15, 2009.
The notes are redeemable at our option on or after January 15, 2009. This means that we have the right, without our noteholder’s consent, to redeem or “call” all or a portion of the notes at any time on or after January 15, 2009. This does not mean that note holders have a similar right to require us to repay their notes. We may choose to redeem the notes, for example, when prevailing interest rates are lower than the rate then borne by the notes. In that case an investor would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed. Any such redemption right also may adversely impact an investor’s ability to sell its notes, and/or the price at which it could sell its notes, as the redemption date approaches.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Our corporate office is located at 10777 West Twain Avenue, Las Vegas, Nevada in approximately 5,100 square feet of space leased from an affiliate. The following table provides an overview of our owned and leased real properties all of which secure our obligations under our Senior Secured Notes and our senior secured credit facility:

Location and Function(s)	Ownership Structure
CasaBlanca Hotel & Casino
Main Site and Improvements	Owned
Timeshare Units	Owned by us and unrelated third parties
Timeshare Unit Land	Owned(1)
CasaBlanca Golf Club	Leased(2)
Unimproved Land	Owned
Oasis Hotel & Casino
Main Site and Improvements	Owned
Palms Golf Course	Nevada Land Owned / Arizona Land Leased(3)
Oasis Recreational Facility(4)	Owned
Timeshare Units	Owned by us and unrelated third parties(5)
Timeshare Units Land	Owned by us and unrelated third parties
Virgin River Hotel, Casino & Bingo
Main Site and Improvements	Owned
Unimproved Land	Owned
Virgin River Convention Center Hotel & Casino
Main Site and Improvements	Owned
Unimproved Land	Owned

(1)
We leased the land on which some of our former timeshare units are situated pursuant to a 50-year lease with our affiliate, MDW Mesquite, LLC. Pursuant to an agreement which became effective December 15, 2004, RBG, LLC and MDW Mesquite, LLC terminated the lease. See “Item 13. Certain Relationships and Related Transactions.”

(2)	We lease the land on which the golf club is located pursuant to a 99-year lease with River View, LLC that expires in June 2094.

(3)
The Palms Golf Course is located on a 256-acre site in Arizona, of which 180 acres are leased from the State of Arizona pursuant to a 10-year lease that expires in May 2008. Currently we are in the process of renegotiating this lease.

(4)	The Oasis Recreational Facility consists of a gun club as well as motocross and equestrian facilities in Arizona.

(5)
In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, we are a party to various claims arising in the normal course of business. However, management believes that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected financial data of Black Gaming, LLC is set forth below as of and for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003. On December 31, 2006, we completed a holding company reorganization (“Reorganization”) of entities under common control whereby each of Virgin River Casino Corporation (“VRCC”), RBG, LLC (“RBG”) and B & B B, Inc. (“B&BB”) became a directly or indirectly wholly owned subsidiary of Black Gaming, LLC. After a series of transactions related to the Reorganization, Black Gaming, LLC purchased the minority interest of Glenn Teixeira by exchanging his interest in VRCC for an interest in Black Gaming, LLC. Prior to the transaction, VRCC, RBG and B&BB each filed as a Registrant. As a result of the Reorganization Black Gaming, LLC, became a registrant. The selected financial data reflects the operations and financial condition of Black Gaming, LLC as though the Reorganization took place on January 1, 2003 similar to a pooling of interest. The acquisition of the minority interest was accounted for as a purchase on the date the transaction closed on December 31, 2006. Prior to the closing date the minority interest was accounted for as minority interest in the selected financial data. The information presented below summarizes certain selected financial data of previously separate entities which has been combined, except for 2006 and 2007 which have been consolidated and, which should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Operations Data:
Net revenues	163,183	168,230	162,262	154,010	142,642

Operating expenses	159,781	161,465	152,428	140,898	132,971

Operating income	3,402	6,765	9,834	13,112	9,677

Net income (loss)	(17,230)	(12,164)	(8,414)	2,859	2,801

Other Financial Data:
Depreciation and amortization	16,823	17,274	12,539	8,180	8,485

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	9,503	11,118	15,632	17,033	12,942

Total assets	194,284	201,627	212,944	205,630	121,604

Total debt and capital leases	193,587	181,954	182,665	168,564	85,122

Total Members’ equity (deficit)	(20,679)	(3,449)	6,268	16,465	16,814
Black Gaming, LLC has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, which permits the owners of our companies to pay income taxes on our taxable income. Accordingly, a provision for income taxes is not included in our financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” of Black Gaming, LLC and Subsidiaries, and the Consolidated and Combined financial statements and related notes of Black Gaming, LLC included, see “Item 8. Financial Statements and Supplementary Data — Black Gaming, LLC and Subsidiaries Consolidated and Combined Financial Statements”.
Overview
We own and operate the CasaBlanca, the Oasis and the Virgin River in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four operating casinos in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 2,115 slot machines, 70 table games, and 2,300 deluxe hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of hotel and food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.
We are classified as “flow-through” entity under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, the owners of the companies pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial data.
We were organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns 0.97% of our membership interests. The transfer of shares of B&BB and VRCC for membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB’s and VRCC’s historical cost basis.

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:
•
VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•
VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

•
VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests from RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in us, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis and the financials are prepared as though the reorganization of entities under common control took place as of January 1, 2006. As a result of the Reorganization, B&BB and VRCC became our majority owned subsidiaries and we own 100%, directly or indirectly, of each subsidiary operating Company. The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. In addition, Black Gaming, LLC, VRCC, RBG and B&BB are jointly managed and share resources.
RBG was formed in February 1997 for the purpose of acquiring the assets of Player’s Island Resort in Mesquite, Nevada, currently operating as the CasaBlanca. RBG acquired the CasaBlanca for $30.5 million. In February 2001, RBG formed a subsidiary, CasaBlanca Resorts, LLC, a Nevada limited-liability company, in order to purchase the assets of the Oasis in Mesquite. RBG acquired the Oasis for $31.7 million. Currently, RBG directly owns and operates the CasaBlanca, and through its wholly-owned subsidiary, owns and operates the Oasis. In May 2001, CasaBlanca Resorts, LLC formed three subsidiaries—Oasis Interval Ownership, LLC, a Nevada limited-liability company; Oasis Recreational Properties, Inc., a Nevada corporation; and Oasis Interval Management, LLC, a Nevada limited-liability company. Oasis Interval Ownership, LLC and Oasis Interval Management, LLC were formed in connection with the operation and management of time share operations. Oasis Recreational Properties, Inc. owns the recreational facility that is associated with the Oasis.
B&BB was formed in December 1989 in connection with the construction and development of the Virgin River Hotel & Casino. B&BB operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. VRCC was formed in July 1988 in connection with the construction of the Virgin River. VRCC currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center. VRCC generates income from rents received from B&BB which operates the Virgin River.

The Virgin River Convention Center is currently a nonoperating casino, which we acquired out of bankruptcy for $6.3 million in November 2000. The Virgin River Convention Center has 12,000 square feet of gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Virgin River Convention Center gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.
In order to offer our customers attractive and modern facilities, we plan to continue to renovate and maintain our facilities
Key Performance Indicators
Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Key performance in our gaming and hotel operations are as follows:
Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 16% to 19% of table games drop and our normal slot win percentage is in the range of 6% to 7% of slot handle.
Hotel revenue indicators — hotel occupancy (volume indicator); average daily rate, or ADR, price indicator; revenue per available room, or REVPAR, a summary measure of hotel results, combining ADR and occupancy rate.
Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2007, approximately 38% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 35% was generated in the second quarter with the remainder being generated during the final half of the year.
Recently, the residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

Financial Highlights of Black Gaming, LLC and Subsidiaries
(in thousands)

	Year ended	%	Year ended		%
	December 31,	Change	December 31,		Change
	2007		2006	2005
Casino revenues	107,112	1.3%	105,762	97,195	8.8%
Casino expenses	52,998	11.7%	47,444	45,306	4.7%
Profit margin	50.5%		55.1%	53.4%
Food and Beverage revenues	41,342	(4.2%)	43,172	42,086	2.6%
Food and Beverage expenses	22,205	(13.6%)	25,711	26,404	(2.6)%
Profit margin	46.3%		40.4%	37.3%
Hotel revenues	34,278	(2.2%)	35,062	29,481	18.9%
Hotel expenses	6,298	(11.2%)	7,090	9,610	(26.2%)
Profit margin	81.6%		79.8%	67.4%
Other revenues	19,905	(1.8%)	20,280	20,476	(1.0%)
Other expenses	11,633	(5.8%)	12,352	13,389	(7.7%)
Promotional allowances	39,454	9.5%	36,046	26,976	33.6%
Percent of gross revenues	19.5%		17.7%	14.3%
General and administrative expenses	49,714	(0.6%)	50,009	44,451	12.5%
Percent of net revenues	30.5%		29.7%	27.4%
Year 2007 Compared to Year 2006
Consolidated Net Revenues. Consolidated net revenues decreased by 3.0% to $163.2 million for the year ended December 31, 2007 as compared to $168.2 million for the year ended December 31, 2006. The decrease was primarily due to a $1.8 million decrease in food and beverage revenues, a $0.8 million decrease in hotel revenues, a $0.4 million decrease in other revenues and a $3.4 million increase in promotional allowances offset by a $1.4 million increase in casino revenues.
Consolidated Operating Income. Consolidated operating income decreased by 49.7% to $3.4 million for the year ended December 31, 2007 as compared to $6.8 million for the prior year. This was mainly due to a $5.6 million increase in casino expenses and a decrease of $5.0 million in net revenues offset by a $3.5 million decrease in food and beverage expenses, a $0.8 million decrease in hotel expenses, a $0.7 million decrease in other expense, a $0.3 million decrease in general and administrative expenses and a $0.5 million decrease in depreciation and amortization expenses. Operating income margin decreased to 2.1% of net revenues for the year ended December 31, 2007 as compared to 4.0% in the prior year.
Casino. Casino revenues increased 1.3% to $107.1 million for the year ended December 31, 2007 as compared to $105.8 million for the year ended December 31, 2006. The increase in casino revenues was due to a $2.1 million increase in slot revenues during the year ended December 31, 2007 compared to the same period in the prior year and a slight increase in other gaming revenues, primarily driven by Keno play. Table games revenues decreased $0.7 million for the year ended December 31, 2007 as compared to the same period in the prior year. Casino profit margin decreased to 50.5% for the year ended December 31, 2007 as compared to 55.1% for the year ended December 31, 2006. Casino expenses increased 11.7% to $53.0 million for the year ended December 31, 2007 as compared to $47.4 million for the year ended December 31, 2006. The increase was primarily attributable to increased advertising and promotional expenses related to servicing casino guests, increased credit services fees and an increase in salaries and benefits for casino employees.

Food and Beverage. Food and beverage revenues decreased by 4.2% to $41.3 million for the year ended December 31, 2007 as compared to $43.2 million for the year ended December 31, 2006. Revenues decreased primarily due to a reduction in covers caused by construction disruption, including the Virgin River casino remodel, and additionally due to the closure of the Oasis coffee shop in the first half of the year. Food and beverage expenses decreased 13.6% to $22.2 million for the year ended December 31, 2007 as compared to $25.7 million for the year ended December 31, 2006. The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs associated with decreases in covers. Food and beverage profit margin increased to 46.3% for the year ended December 31, 2007 as compared to 40.4% for the year ended December 31, 2006. The increase in food and beverage profit margin is primarily due to increased pricing.
Hotel. Hotel revenues decreased by 2.2% to $34.3 million for the year ended December 31, 2007 as compared to $35.1 million for the year ended December 31, 2006. Revenues decreased due to increased ADR on decreased number of occupied rooms. Hotel expenses decreased 11.2% for the same time period to $6.3 million from $7.1 million primarily due to a decrease in laundry and utility charges associated with decreased occupancy. As a result of the higher ADR on decreased expenses, hotel profit margin increased to 81.6% for the year ended December 31, 2007 as compared to 79.8% for the prior year.
Other Revenues. Other revenues decreased by 1.8% to $19.9 million for the year ended December 31, 2007 as compared to $20.3 million for the year ended December 31, 2006. Revenue decreases were primarily due to a bulk time share sale that occurred in the prior year that did not occur in the twelve month period ended December 31, 2007, in addition to decreases in spa and golf revenues. Other expenses decreased 5.8% to $11.6 million for the year ended December 31, 2007 as compared to $12.4 million for the year ended December 31, 2006 due mainly to reduced salaries and benefits as well as reduced direct costs associated with declines in utilization.
Promotional Allowances. Promotional allowances increased by 9.5% to $39.5 million for the year ended December 31, 2007 as compared to $36.0 million for the year ended December 31, 2006. As a percent of gross revenues, promotional allowances increased to 19.5% for the year ended December 31, 2007 as compared to 17.7% for the year ended December 31, 2006 primarily due to increased expenses attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 0.6% to $49.7 million for the year ended December 31, 2007 as compared to $50.0 million for the year ended December 31, 2006. As a percent of net revenues, G&A expenses increased to 30.5% for the year ended December 31, 2007 as compared to 29.7% for the year ended December 31, 2006. G&A expenses decreased primarily due to a reduction in employee incentives and awards and a decrease in professional fees related to entertainment expenses.
Depreciation and Amortization. Depreciation and amortization decreased to $16.8 million for the year ended December 31, 2007 compared to $17.3 million for the year ended December 31, 2006.
Change in Fair Value of Swaps. The interest rate swaps terminated on June 30, 2006. During the year ended December 31, 2006 the change in fair value of swaps resulted in income of $0.2 million.

Interest Expense. Interest expense increased to $20.6 million for the year ended December 31, 2007 as compared to $19.8 million for the year ended December 31, 2006. The increase in interest expense was due to increased outstanding debt during the year ended December 31, 2007 compared to the year ended December 31, 2006.
Year 2006 Compared to Year 2005
Consolidated Net Revenues. Consolidated net revenues increased by 3.7% to $168.2 million for the year ended December 31, 2006 as compared to $162.3 million for the year ended December 31, 2005. The increase was primarily due to a $8.6 million increase in casino revenues, a $1.1 million increase in food and beverage revenues, and a $5.6 million increase in hotel revenues; offset by a $9.1 million increase in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased by 31.2% to $6.8 million for the year ended December 31, 2006 as compared to $9.8 million from the prior year. This was mainly due to a $2.1 million increase in casino expenses, a $5.6 million increase in general and administrative expenses, a $4.7 million increase in depreciation and amortization expense, and a $1.4 million impairment loss recorded to adjust the carrying value of land due to contested ownership rights; offset by a $6.0 million increase in net revenues and $2.5 million decrease in hotel expenses and a $1.0 million decrease in other expenses. Operating income margin decreased to 4.0% of net revenues for the year ended December 31, 2006 as compared to 6.1% in the prior year.
Casino. Casino revenues increased 8.8% to $105.8 million for the year ended December 31, 2006 as compared to $97.2 million for the year ended December 31, 2005. The increase in casino revenues was due to the increase in slot revenues, which increased $8.1 million between periods on an increased overall hold for the year ended December 31, 2006 compared to the prior year. Table games revenues increased $0.3 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase resulted from an overall increase in hold on a consistent drop year over year. These increases were offset by decreases in keno revenue which decreased during the year ended December 31, 2006 due to the closure of two of our keno operations in December 2005. Casino profit margin increased to 55.1% for the year ended December 31, 2006 as compared to 53.4% for year ended December 31, 2005. Overall casino expenses increased 4.7% to $47.4 million for the year ended December 31, 2006 compared to $45.3 million for the year ended December 31, 2005. The increase was due to an increase in revenues as well as an increase in casino marketing as we continue to focus on targeting our casino customers.
Food and Beverage. Food and beverage revenues increased by 2.6% to $43.2 million for the year ended December 31, 2006 as compared to $42.1 million for the year ended December 31, 2005. Revenues increased due to an increase in pricing offset by fewer covers. Food and beverage expenses decreased 2.6% to $25.7 million for the year ended December 31, 2006 as compared to $26.4 million for the year ended December 31, 2005. The decrease in expenses was primarily due to a reduction in covers. Food and beverage profit margin increased to 40.4% for the year ended December 31, 2006 as compared to 37.3% for the year ended December 31, 2005. This increase in food and beverage profit margin is primarily due to an increase in revenue due to pricing.
Hotel. Hotel revenues increased by 18.9% to $35.1 million for the year ended December 31, 2006 as compared to $29.5 million for the year ended December 31, 2005. Hotel revenues increased due to increased ADR on decreased number of occupied rooms. Hotel expenses decreased 26.2% for the same time period to $7.1 million from $9.6 million mainly due to an overall decline in occupied rooms and efficiency gains in payroll management. As a result of increased pricing on declining occupied rooms, hotel profit margin increased to 79.8% for the year ended December 31, 2006 as compared to 67.4% for the prior year.

Other Revenues. Other revenues decreased slightly by 1.0% to $20.3 million for the year ended December 31, 2006 as compared to $20.5 million for the year ended December 31, 2005. Other revenue decreases were primarily due to a decrease in time share revenues. Other expenses decreased 7.7% to $12.4 million for the year ended December 31, 2006 as compared to $13.4 million for the year ended December 31, 2005. The main reason for the decrease is a reduction in the cost associated with the time share operation; offset by increases in costs associated with the concert and showroom revenue.
Promotional Allowances. Promotional allowances increased by 33.6% to $36.0 million for the year ended December 31, 2006 as compared to $27.0 million for the year ended December 31, 2005. As a percent of gross revenues, promotional allowances increased to 17.7% for the year ended December 31, 2006 as compared to 14.3% for the year ended December 31, 2005 primarily due to increased expenses attributable to servicing casino guests.
General and Administrative. G&A expenses increased by 12.5% to $50.0 million for the year ended December 31, 2006 as compared to $44.5 million for the year ended December 31, 2005. As a percent of net revenues, G&A expenses increased to 29.7% for the year ended December 31, 2006 as compared to 27.4% for the year ended December 31, 2005. The increase in G&A expense was primarily due to an increase in repairs and maintenance, an increase in utilities, an increase in advertising, an increase in professional fees and an increase in salaries and wages.
Depreciation and Amortization. Depreciation and amortization increased to $17.3 million for the year ended December 31, 2006 compared to $12.5 million for the year ended December 31, 2005. The increase in depreciation and amortization was due to large capital projects that began depreciating during the year ended December 31, 2006 such as the consolidated laundry operation, the new property management and back office system, and renovation of the Tailgaterz Tavern and CasaBlanca sports book along with the purchase of additional gaming equipment and other capital expenditures in addition to a change in the estimated life of our gaming equipment which was made effective January 1, 2006 and our purchase accounting adjustment, related to the December 20, 2004 buyout, completed in the fourth quarter of 2005.
Loss on Disposal of Assets. Loss on disposal of assets decreased to $0.2 million for the year ended December 31, 2006 compared to a $0.7 million loss at December 31, 2005. The decrease in the loss was due to the disposal of less equipment during the year.
Change in Fair Value of Swaps. Change in fair value of swaps decreased to income of $0.2 million during the year ended December 31, 2006 compared to $1.3 million during the year ended December 31, 2005. The decrease in income is due to the expiration of the swap agreements.
Interest Expense. Interest expense decreased to $19.8 million for the year ended December 31, 2006 as compared to $20.4 million for the year ended December 31, 2005. The decrease in interest expense was due to less outstanding debt during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Liquidity and Capital Resources for Black Gaming, LLC
The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks. In addition, construction and renovation projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events. Some of the contingencies and uncertainties which any forward looking statement set forth below are subject to include, but are not limited to, those set forth above in the heading “Item 1A. Risk Factors.”
Cash Flows
Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facilities. As of December 31, 2007 and December 31, 2006, cash and cash equivalents were $9.5 million and $11.1 million, respectively.
Operating Activities
Cash provided by operating activities for the year ended December 31, 2007 was $9.1 million compared to $13.4 million for the year ended December 31, 2006. The $4.3 million decrease was primarily due to a $5.3 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges).
Cash provided by operating activities for the year ended December 31, 2006 was $13.4 million compared to $17.0 million for the year ended December 31, 2005. The $3.6 million decrease was primarily due to a $3.1 million decrease in operating income.
Investing Activities
Cash used in investing activities for the year ended December 31, 2007 was $14.4 million compared to $12.0 million for the year ended December 31, 2006. For the year ended December 31, 2007, the majority of cash used in investing activities consisted of $14.5 million in capital expenditures directed toward the Virgin River floor renovations, CasaBlanca buffet remodel and other exterior hotel improvements, Oasis room remodels and purchases related to the CasaBlanca Event Center and our temporary concert space.
Cash used in investing activities for the year ended December 31, 2006 was $12.0 million compared to $14.4 million for the year ended December 31, 2005. The majority of cash used in investing activities was related to capital expenditures for our centralized laundry projects, the new property management and back office computer systems, the build out of the Platinum check in at the CasaBlanca, the remodeling of the Tailgaterz Tavern at the Oasis and the interior of the Virgin River casino in addition to the purchase of WSR, Inc.’s remaining property rights in the Oasis.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2007 was $3.7 million compared to cash used in financing activities of $5.9 million for the year ended December 31, 2006. For the year ended December 31, 2007, $6.0 million related to payments on long-term debt associated with equipment and our senior secured credit facility, $4.9 million related to payments on gaming equipment financing, and a $0.9 million reduction in the bank overdraft balance. These financing outflows were offset by $15.5 million of borrowings.

Cash used in financing activities for the year ended December 31, 2006 was $5.9 million compared to $4.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, $7.8 million related to payments on long-term debt associated with equipment, time share financing and our credit facility and $4.3 million related to payments on gaming equipment financing. These financing outflows were offset by $5 million of borrowings and $1.2 million increase in the bank overdraft balance.
Capital Expenditures for Black Gaming, LLC
We have no significant commitments for capital expenditures in 2008. We anticipate spending on general capital improvements across our properties in order to provide a fresh, high quality product to our guests. We believe that existing cash, cash flows from operations, equipment financing and available borrowings under our senior secured credit facility will be adequate to satisfy our anticipated uses of capital during 2008.
Off Balance Sheet Arrangements for Black Gaming, LLC.
We are not currently subject to any off-balance sheet arrangements which we believe will have a material adverse impact on our financial condition.
Contractual Obligations and Commitments for Black Gaming, LLC.
The following table summarizes our contractual obligations and commitments as of December 31, 2007.

		Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(dollars in thousands)
Contractual obligations:
Long-term debt(1)	$200,500	$9,500	$—	$125,000	$66,000
Gaming equipment financing	1,040	1,025	15	—	—
Operating leases	25,162	779	1,225	408	22,750

Total contractual obligations	$226,702	$11,304	$1,240	$125,408	$88,750

(1)	As of December 31, 2007, we were in compliance with the restrictive covenants of the indentures governing our notes and our senior secured credit facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. Historically, we have attempted to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings, which include the notes and short-term borrowings under our senior secured credit facility. Borrowings under our senior secured credit facility bear interest at a margin above the Base Rate plus Base Rate Margin or the LIBOR rate plus LIBOR Rate Margin (each, as defined) as selected by us. However, the amount of outstanding borrowings is not expected to fluctuate and may be reduced from time to time. Our secured senior credit facility matures in December 2008. Our Senior Secured Notes bear interest at 9% and mature in January 2012. Our Senior Subordinated Notes bear interest at 12 3/4% and mature in January 2013. Our Senior Subordinated Notes accrue interest in the form of increased accreted value until January 2009 when the carrying value of the Senior Subordinated Notes will be $66.0 million.

The following table provides information about our long-term debt at December 31, 2007:

	Maturity	Face	Carrying	Estimated Fair
	Date	Amount	Value	Value
		(in thousands)
Senior secured credit facility at an average interest rate of 8.8%	December 2008	$15,000	$9,500	$9,500
9% Senior Secured Notes	January 2012	125,000	125,000	130,600
12 3/4% Senior Subordinated Notes	January 2013	66,000	58,047	70,200

Total		$206,000	$192,547	$210,300

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. Historically, this market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates:

	As of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in thousands)
Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$—	$125,000	$66,000	$191,000
Average interest rate	10.19%	10.29%	10.30%	10.30%	10.30%	10.30%	10.19%
Variable-rate	$9,500	$—	$—	$—	$—	$—	$9,500
Average interest rate	8.8%	—	—	—	—	—	8.8%
Our $15 million senior secured credit facility carries an average interest rate of 8.8% as of December 31, 2007. As of December 31, 2007 $9.5 million was drawn on the facility. The gaming equipment financing is separate to our debt agreements but because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
BLACK GAMING, LLC AND SUBSIDIARIES CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2007 and 2006 and for Each of the Three Years in the Period Ended December 31, 2007:

Report of Independent Registered Public Accounting Firm	41

Consolidated and Combined Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2006	42

Consolidated and Combined Statements of Operations For the years ended December 31, 2007, 2006 and 2005	43

Consolidated and Combined Statements of Members’ (Deficit) Equity For the years ended December 31, 2007, 2006 and 2005	44

Consolidated and Combined Statements of Cash Flows For the years ended December 31, 2007, 2006 and 2005	45

Notes to Consolidated and Combined Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
Black Gaming LLC:
We have audited the accompanying consolidated balance sheets of Black Gaming LLC and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, members’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Black Gaming LLC and subsidiaries as of December 31, 2007 and 2006, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, in 2006, the Company adopted Statement of Financial Accounting Standard No. 152, Accounting for Real Estate Time Share Transactions, and recorded a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 27, 2008

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$9,503	$11,118
Accounts receivable, net of allowance of $516 and $377 for 2007 and 2006, respectively	1,986	2,788
Related party receivables	327	384
Inventories	1,800	1,748
Property held for vacation interval sales	336	420
Prepaid expenses	4,180	5,211
Current portion of notes receivable	150	349

Total current assets	18,282	22,018
Property and equipment, net	131,480	130,112
Notes receivable, less current portion	537	880
Goodwill and other intangible assets, net	35,828	39,294
Deferred financing fees	6,259	7,860
Other assets	1,898	1,463

Total assets	$194,284	$201,627

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$821	$1,770
Current portion of gaming equipment financing	1,025	4,933
Current portion of long term debt	9,500	—
Accounts payable	2,950	2,136
Accrued liabilities	17,605	19,216

Total current liabilities	31,901	28,055
Gaming equipment financing, less current portion	15	723
Long-term debt, less current portion	183,047	176,298

Members’ deficit	(20,679)	(3,449)

Total liabilities and members’deficit	$194,284	$201,627

The accompanying notes are an integral part of these consolidated and combined financial statements.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated and Combined Statements of Operations
For the Years Ended December 31,
(in thousands)

	Consolidated	Consolidated	Combined
	2007	2006	2005
Revenues:
Casino	$107,112	$105,762	$97,195
Food and beverage	41,342	43,172	42,086
Hotel	34,278	35,062	29,481
Other	19,905	20,280	20,476

Total revenues	202,637	204,276	189,238
Less—promotional allowances	(39,454)	(36,046)	(26,976)

Net revenues	163,183	168,230	162,262

Operating expenses:
Casino	52,998	47,444	45,306
Food and beverage	22,205	25,711	26,404
Hotel	6,298	7,090	9,610
Other	11,633	12,352	13,389
General and administrative	49,714	50,009	44,451
Depreciation and amortization	16,823	17,274	12,539
Impairment of long lived asset	—	1,350	—
Loss on sale and disposal of assets	110	235	729

Total operating expenses	159,781	161,465	152,428

Operating income	3,402	6,765	9,834

Other (expense) income:
Interest expense	(20,632)	(19,808)	(20,388)
Change in fair value of interest rate swaps	—	195	1,298
Return on investment with MDW LLC	—	928	906

Loss before cumulative effect of change in accounting principle and minority interest	(17,230)	(11,920)	(8,350)
Cumulative effect of change in accounting principle	—	(196)	—

Loss before minority interest	(17,230)	(12,116)	(8,350)

Minority interest	—	(48)	(64)

Net loss	$(17,230)	$(12,164)	$(8,414)

The accompanying notes are an integral part of these consolidated and combined financial statement.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated and Combined Statements of Members’ (Deficit) Equity
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

Total Members’
(Deficit) Equity

Balance, January 1, 2005	$16,465
Net loss	(8,414)
Members’ distributions	(1,783)

Balance, December 31, 2005	$6,268
Net loss	(12,164)
Members’ contribution	2,447

Balance, December 31, 2006	$(3,449)
Net loss	(17,230)

Balance, December 31, 2007	$(20,679)

The accompanying notes are an integral part of these consolidated and combined financial statement.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	Consolidated	Consolidated	Combined
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(17,230)	$(12,164)	$(8,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	196	—
Depreciation and amortization	16,823	17,274	12,539
Minority interest	—	48	64
Change in fair value of interest rate swaps	—	(195)	(1,298)
Loss on sale and disposal of assets	110	235	729
Amortization of deferred financing fees	1,601	1,605	1,597
Accretion of senior subordinated notes	6,749	5,965	5,266
Interest expense on gaming equipment financing	5	76	565
Cost of vacation intervals sales	84	40	69
Impairment of long lived assets	—	1,350	—
Change in operating assets and liabilities:
Accounts and related party receivables, net	859	(3,058)	(214)
Inventories	(52)	296	33
Prepaid expenses	1,031	(656)	(437)
Notes receivable	542	699	777
Change in other assets	(639)	(188)	180
Accounts payable and accrued liabilities	(797)	1,841	5,576

Net cash provided by operating activities	9,086	13,364	17,032

Cash flows from investing activities:
Proceeds received from sale of assets	85	54	258
Capital expenditures	(14,461)	(10,958)	(12,940)
Purchase price adjustment	—	—	(1,743)
Purchase of property rights	—	(1,100)	—

Net cash used in investing activities	(14,376)	(12,004)	(14,425)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,500	5,000	2,673
Payment of gaming equipment financing	(4,876)	(4,308)	(1,180)
Payment of long-term debt	(6,000)	(7,788)	(2,122)
Increase (decrease) in bank overdraft	(949)	1,222	(932)
Payment of obligations under capital lease	—	—	(18)
Payment of financing fees	—	—	(646)
Member distributions	—	—	(1,783)

Net cash provided by (used in) financing activities	3,675	(5,874)	(4,008)

Net decrease in cash and cash equivalents	(1,615)	(4,514)	(1,401)
Cash and cash equivalents at beginning of year	11,118	15,632	17,033

Cash and cash equivalents at end of year	$9,503	$11,118	$15,632

The accompanying notes are an integral part of these consolidated and combined financial statement.

BLACK GAMING, LLC. AND SUBSIDIARIES
Consolidated or Combined Statements of Cash Flows (continued)
For the Years Ended December 31,
(in thousands)

	Consolidated	Consolidated	Combined
	2007	2006	2005

Supplemental cash flow disclosure:

Cash paid for interest	$12,218	$12,401	$7,641

Noncash investing and financing activities:

Acquisition of assets with gaming financing	$363	$335	$8,974

Equity contribution	$—	$1,377	$—

Exchange of minority interest for equity	$—	$1,070	$—

The accompanying notes are an integral part of these consolidated and combined financial statement.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
1.	Organization and Description of Business and Basis of Presentation
Black Gaming, LLC (“BG LLC”), through its wholly owned subsidiaries, B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.
BG LLC was organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in BG LLC, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of the membership interests and Glenn Teixeira owns .97% of the membership interests. The members’ liability is limited to the amount of capital contributions they are required to make pursuant to BG LLC’s operating agreement.
Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:
•
VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•
VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

•
VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests from RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The accompanying consolidated financial statements as of and for the years ended December 31, 2007 and 2006 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis and the financials are prepared as though the reorganization of entities under common control took place as of January 1, 2006. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements for the years ended December 31, 2007 and 2006 are consolidated.
The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
1.	Organization and Description of Business and Basis of Presentation (cont’d)
The financial statements for the year ended December 31, 2005 have been re-characterized to furnish comparative information and the financial data of entities which have been combined on the basis that common control existed after December 20, 2004, prior to which, common management existed. The combined financial statements for the year ended December 31, 2005 include the accounts of the Company and all of its’ controlled affiliates and are maintained in accordance with U.S. generally accepted accounting principles.
The loss before cumulative effect in a change of accounting principle and minority interest of VRCC and B&BB for the year ended December 31, 2005 was as follows:

VRCC	$(8,633)
B&BB	283

$(8,350)

2.	Summary of Significant Accounting Policies
Casino Revenue and Promotional Allowances—The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Food and beverage	$10,786	$9,798	$10,095
Hotel	5,024	4,795	3,585
Other	4,237	2,681	1,944

	$20,047	$17,274	$15,624

The Company’s One Card Slot Program (the “Slot Program”) allows customers to redeem points earned from their gaming activity at all the Company’s properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Slot Program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Slot Program is recorded in casino expenses. The Company also records a liability for the estimated cost of the outstanding points related to the Slot Program.
Vacation Interval Sales—The Company recognizes revenue on the sale of vacation intervals when a minimum of 10% of the sales price has been received in cash, collectibility of the receivable representing the remainder of the sales price is reasonably assured, and the Company has completed substantially all of the obligations with respect to any development related to the real estate sold.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
2.	Summary of Significant Accounting Policies (cont’d)
Cash and Cash Equivalents—The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. Bank overdraft represents a negative cash balance that has been reclassified to current liabilities.
Inventories—Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.
Property Held for Vacation Interval Sales—Property held for vacation interval sales includes the acquisition costs of the vacation intervals and renovations and the cost of land, development and construction of the vacation interval project. As intervals are sold, the cost of the interval and the estimated cost of renovations or the estimated total costs at completion for the project are charged ratably to cost of vacation interval sales. Interest on renovations or development and construction of vacation intervals is capitalized or charged to expense depending on the duration of the renovations.
Notes and Accounts Receivable—The Company’s notes receivables originate from the Company’s time share operations and are considered homogenous and are evaluated for impairment collectively, except for individual receivables placed on nonaccrual status, in which case receivables are reviewed individually for impairment. In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions"(“SFAS 152”). SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes. The Company considers whether the historical economic conditions are comparable to current economic conditions. If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility. The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics. As a result of the change in accounting for the allowance for possible credit losses, the Company has recorded in the accompanying combined statement of operations for the year ended December 31, 2006, a cumulative effect of a change in accounting principle of $196,000 to increase the allowance for possible credit losses.
The Company’s accounts receivable represent amounts due from patrons for gaming activities, hotel and other.
Bad debt expense for notes and accounts receivable totaled $126,000, $59,000 and $129,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Fair Value of Financial Instruments—The carrying value of the Company’s cash and cash equivalents, receivables, accounts payable and debt, other than the Company’s Notes (see Note 8), approximates fair value primarily because of the short maturities of these instruments. The fair value on the Notes is based on quoted market prices.
Property and Equipment-Property and equipment is stated at cost, including interest capitalized on internally constructed assets calculated at the overall weighted-average borrowing rate of interest.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
2.	Summary of Significant Accounting Policies (cont’d)
Depreciation and amortization is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	31.5 to 39.5 years
Land improvements	15 years
Leasehold improvements	5 to 10 years
Furniture, fixtures and equipment	5 years

The Company evaluates the carrying value for real estate inventories, including property held for vacation interval sales, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). SFAS 144 requires that when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, companies should evaluate the need for an impairment write-down. Impairment write-downs are recorded to real estate inventories when indicators of impairment are present and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of the assets. When an impairment write-down is required, the related assets are adjusted to their estimated fair value less costs to sell. See Note 13.
Income Taxes—The Company is a limited liability company. As such, federal income taxes are an obligation of the individual owners and no provision for income taxes is reflected in the accompanying consolidated financial statements.
Advertising Costs—We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses in the accompanying consolidated statements of operations was approximately $4.5 million, $5.4 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Deferred Financing Costs—Deferred financing costs are amortized to interest expense over the term of the related financing.
Goodwill and Other Intangible Assets—Goodwill associated with the Buyout totaled $12.5 million at December 31, 2007 and 2006. Other intangible assets represent acquired customer lists, which is stated at cost net of accumulated amortization, and trademarks. Trademarks totaled $10.5 million at December 31, 2007 and 2006. Customer lists, originally valued at $21.3 million, totaled $12.8 million and $16.3 million as of December 31, 2007 and 2006, respectively. These costs are being amortized on a straight-line basis over the assets’ revised estimated useful life of approximately seven years effective January 1, 2006. Total accumulated amortization related to customer lists was $8.5 million as of December 31, 2007. During the year ended December 31, 2005, these costs were amortized on a straight-line basis over three years. Amortization expense was $3.5 million, $3.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future amortization expense of intangible assets is estimated to be approximately $3.5 million per annum.
The Company reviews intangible assets that are subject to amortization for impairment in accordance with SFAS 142. In accordance with SFAS 142, an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes the new accounting basis. The Company did not record any impairment losses related to its intangible assets during the years ended December 31, 2007, 2006 and 2005.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
2.	Summary of Significant Accounting Policies (cont’d)
Interest Rate Swaps—The Company, from time to time, has used interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, are recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument. The Company accounts for interest rate swap agreements in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and its corresponding amendments under SFAS 138 and SFAS 149. SFAS 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded in earnings as a change in fair value of the swap unless special hedge accounting criteria are met whereby the change is recorded as a component of other comprehensive income. During the year ended December 31, 2004, the swaps became ineffective and, accordingly, the change in fair value was accounted for in earnings on the consolidated and combined statements of operations for the years ending December 31, 2006 and 2005. As of December 31, 2006 the swap had expired.
Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Players Club Liability—The Company adopted the consensus provisions of EITF 00-22—“Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue.
Although the consensus reached in EITF 00-22 applies to a redemption of points for cash as opposed to a redemption of points for free products and services, management believes the premise of EITF 00-22 applies to the Company’s Slot Program, which provides for the redemption of points for only free products and services (and not for cash).
The Company’s Slot Program allows customers to redeem points earned from their gaming activity at all the Company’s properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points related to the Slot Program.
Self-Insurance Reserves—The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates the amount needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.
Segment Information—It is management’s belief that the Company’s operations are part of a single segment which is the casino and hotel business and related amenities. The Company believes that it meets the “economic similarity” criteria established by SFAS 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer similar products, cater to the same customer base, are all located in the Mesquite, Nevada, area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
2.	Summary of Significant Accounting Policies (cont’d)
In addition, management believes that all of the Company’s ancillary operations such as golf course operations, spa, timeshare and other amenities are in place to increase and enhance the casino and hotel business.
Reclassifications—Certain balance sheet and income statement amounts reported in the prior years have been reclassified to follow the Company’s current year’s reporting practice.
Recently Issued Accounting Standards—In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating whether adoption of this statement will result in any material effect on its results of operations or consolidated financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective January 1, 2008. The Company is evaluating whether adoption of this statement will result in a change in its fair value measurements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
3.	Discontinued Operations
In October 2006, the Company moved forward with plans to dispose of the Palm’s Golf Course and Oasis Gun Club operations. In accordance with SFAS 144 ,“Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounted for this endeavor as discontinued operations. At December 31, 2007 the Company determined that it no longer met the criteria to continue to classify the operations as discontinued. As such, previously presented financial data has been re-characterized and presented as part of continuing operations.
The following table sets forth the operations for the years ended December 31, 2007, 2006 and 2005 related to Oasis Recreational Properties, Inc’s assets previously shown as held for sale that have been included as part of continuing operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Operating revenues	$2,810	$3,185	$3,358
Operating expenses	2,835	3,164	3,597
Depreciation and amortization	179	268	368
Interest expense	—	—	4

Net Loss	$(204)	$(247)	$(611)

The following sets forth the assets related to Oasis Recreational Properties, Inc. that were previously classified as discontinued operations and are now included under the appropriate balance sheet captions (in thousands):

	December 31,
	2007	2006
ASSETS
Inventory	$120	$93
Prepaid expenses	135	151
Property and equipment, net	7,889	8,016
Other assets	1,100	1,100

Total assets of discontinued operations	$9,244	$9,360

LIABILITIES
Accounts payable	$33	$31
Accrued liabilities	181	221

Total liabilities of discontinued operations	$214	$252

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
4.	Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Land	$32,812	$28,122
Buildings	77,897	73,768
Land and leasehold improvements	17,940	28,656
Furniture, fixtures and equipment	83,922	71,571
Construction in progress	5,325	3,048

	217,896	205,165
Less: accumulated depreciation	(86,416)	(75,053)

Property and equipment, net	$131,480	$130,112

The Company owns the Virgin River Convention Center which is opened as needed during the year to provide additional rooms for the Company’s operations. As of December 31, 2007 and 2006, these assets are reported in the accompanying consolidated balance sheets at $5.0 million and $5.3 million, net of accumulated depreciation, respectively.
As a result of the third-party business valuation that was conducted in the fourth quarter of 2005, the Company has re-evaluated the useful lives of its slot machines (included in furniture, fixture and equipment above) and effective January 1, 2006, changed that estimate from seven years to five years. For the years ended December 31, 2007, 2006 and 2005, operating income of the Company decreased approximately $1.1 million, $1.1 and $0, respectively, as a result of the change in the estimated lives.
As part of construction activities related to certain projects of the Company, the Company capitalized approximately $0, $94,000 and $0 in interest for the years ended December 31, 2007, 2006 and 2005, respectively.
5.	Notes Receivable
Notes receivable consist of the following (in thousands):

	December 31,
	2007	2006

Vacation interval notes receivable	$912	$1,571
Allowance for possible credit losses	(225)	(342)

	687	1,229
Less: current portion	(150)	(349)

Non-current notes receivable	$537	$880

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
5.	Notes Receivable (cont’d)
Maturities of notes receivable are as follows (in thousands):

Years ending December 31:
2008	$299
2009	268
2010	221
2011	103
2012	21
Thereafter	—

912
Less: allowance	(225)

$687

6.	Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Accrued management fees	$863	$1,231
Accrued taxes	1,072	1,367
Accrued insurance	1,212	1,638
Accrued Slot Program	4,299	2,462
Accrued wages, benefits and other personnel costs	2,043	3,374
Accrued interest on Senior Notes	5,343	5,191
Accrued other	2,773	3,953

Total accrued liabilities	$17,605	$19,216

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
7.	Gaming Equipment Financing
The Company from time to time enters into agreements with gaming manufacturers to finance the purchase of gaming equipment. Contractual terms of the agreements with the gaming manufacturers consist of payment terms of less than one year to up to three years without interest. In the event that an agreement with a gaming manufacturer extends past a year, the Company will impute interest at a rate of 8%.
Gaming equipment financing consists of the following (in thousands):

	December 31,
	2007	2006
Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$248	$3,139
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	43	534
Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	38	550
Gaming equipment financing to purchase 80 games, monthly payments of $18 for 36 months beginning April 2005	165	393
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	52	326
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	37	200
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	282	171
Gaming equipment financing to purchase 20 games, no payments for one year and monthly payments of $7 for 36 months beginning April 2005	—	87
Gaming equipment financing. monthly payments of $3 for 36 months beginning January 2005	1	25
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	8	18
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	36	66
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	18	29
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	104	90
Gaming equipment financing, no payments for 36 months and a lump sum payment of $95 due January 2008	8	28

	1,040	5,656
Less: current portion	(1,025)	(4,933)

Gaming equipment financing, long-term portion	$15	$723

Maturities of gaming equipment financing are as follows (in thousands):

Years ending December 31:
2008	$1,025
2009	15
2010	—
2011	—
2012	—
Thereafter	—

$1,040

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
8.	Long-term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Revolving credit facility totaling $15 million with Wells Fargo Foothill, Inc. at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$9,500	$—
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4% senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4% in the form of increase accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	58,047	51,298

	192,547	176,298
Less: current portion	(9,500)	—

Total long-term debt	$183,047	$176,298

Maturities of long-term debt are as follows (in thousands):

Years ending
December 31:
2008	9,500
2009	—
2010	—
2011	—
2012	125,000
Thereafter	66,000

200,500
Less: debt discount	(7,953)

$192,547

Revolving Facility
Concurrent with the Buyout, the Company entered into a four-year $15.0 million senior secured credit facility (“Foothill Facility”) on December 20, 2004 with Wells Fargo Foothill, Inc. that matures in December 2008. The Foothill Facility is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At December 31, 2007, $9.5 million was drawn under the Foothill Facility. Accordingly, the availability under the Foothill Facility at December 31, 2007 was $5.5 million.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
8.	Long-term Debt (cont’d)
Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 5.02% and prime was 7.25% at December 31, 2007. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15,000,000 for the Company and limitations on other indebtedness and capital expenditures, as defined. On October 26, 2007, the Company entered into an amendment to the Foothill Facility. The amendment increased the Company’s allowable capital expenditures and modifies the definition of “EBITDA” as well as changed some of the Company’s reporting obligations. The Company was in compliance with the covenants set by the Foothill Facility at December 31, 2007 and December 31, 2006, respectively. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company. As part of the costs of entering into the Foothill Facility, the Company incurred approximately $0.5 million of deferred financing fees that are being amortized over the life of the facility.
Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12 3/4 % senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers.
The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the carrying book value of the Senior Sub Notes will be $66.0 million. Beginning on July 15, 2009, the Senior Sub Notes will pay interest semiannually similar to the Senior Notes.
The indentures governing the Notes contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of December 31, 2007, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined.
The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at December 31, 2007 and December 31, 2006.
The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Guarantors, the equity interests of the Black Trust in the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers. The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.
As part of the costs of issuing the Notes, the Company incurred approximately $10.6 million in deferred financing fees. Within the $10.6 million in deferred financing fees is $7.7 million in underwriter fees associated with the Notes. These costs are being amortized over the life of the Notes.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
8.	Long-term Debt (cont’d)
The estimated fair value of the Company’s Senior Notes and Senior Sub Notes at December 31, 2007 and 2006 was $130.6 million, $70.2 million, $129.2 million and $46.5 million, respectively. The estimated fair value amounts were based on quoted market prices. For all other indebtedness, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.
Interest Rate Swaps
During 2001, as part of entering into the Original Credit Agreement, the Company entered into two interest-rate swaps, each with notional amounts equal to $28.0 million (the “Swaps”), to be utilized as cash-flow hedges to reduce the Company’s exposure to changes in interest rates. The Swaps effectively converted $56.0 million of the Company’s floating rate debt to a fixed rate. The Swaps became effective on June 29, 2001 and terminated on June 30, 2006. The Company paid a fixed rate of 5.88% on the Swaps, which was priced to assume no value at inception.
The Swaps became completely ineffective during the year ended December 31, 2004. Accordingly, for the years ended December 31, 2006 and 2005, the change in fair value of the Swaps was accounted for in net income. The total amount of the loss was recorded in the accompanying consolidated and combined statement of operations of the Company. At December 31, 2006 and 2007, the Company had no swap arrangements.
9.	Related Party Transactions
MJB Development is a real estate construction company owned by a former shareholder of the Company which provided construction services associated with hotel facilities of the Company. When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to the Company. In addition to construction services, MJB Development has also leased containers for storage to the Company. Total charges for construction and leasing of storage containers totaled $0, $0 and $2,000 during the years ended December 31, 2007, 2006 and 2005, respectively, and are included in the accompanying consolidated and combined statements of operations. In addition, during the year ended December 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.
MDW is a Nevada limited-liability company in which the sole shareholder of the Black Trust has an interest. MDW owns a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW. The rent payments were paid by the Company to MDW during the years ended December 31, 2007, 2006 and 2005. The Company recorded approximately $0, $0.9 million and $0.9 million in other income related to the condominium sales during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006 the Company had no amounts owed to MDW.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
9.	Related Party Transactions (cont’d)
Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by the sole shareholder of the Black Trust and former shareholders of VRCC. Pursuant to a lease agreement dated November 1996, VRCC leased to Foodmart certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. The term of the lease was for 30 years at approximately $18,500 a month with Foodmart having the option to extend the lease for two additional ten year periods. Pursuant to the Buyout, the real property, structures and improvements previously leased to Foodmart were not acquired by the Black Trust, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Foodmart was terminated.
In addition, participants in the Company’s Slot Program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2007, 2006 and 2005, Foodmart has charged the Company $35,000, $45,000 and $351,000 respectively, for gasoline purchased with points from the Company’s Slot Program.
Black & LoBello is a law firm managed by the daughter of the sole shareholder of the Black Trust. The Company retains Black & LoBello as outside legal counsel, and Black & LoBello has received legal fees for legal services in the amount of $307,000, $303,000 and $131,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA, as defined. In light of current economic conditions, Mr. Black has opted for a fee reduced by $200,000 for the year ended December 31, 2007. The Company has expensed $863,000, $1.3 million and $1.2 million as of December 31, 2007, 2006 and 2005, respectively.
During the year ended December 31, 2006, it was determined upon completion of the Company’s income tax returns that $1.4 million was overpaid by the Company to Mr. Black for tax distributions during the year ended December 31, 2005. As a result, the Company offset that overpayment against earned and unpaid management fees during the year ended December 31, 2006 which resulted in an equity contribution of $1.4 million to the Company.
Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $177,000, $222,000 and $117,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. As of December 31, 2007 and 2006, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $327,000 and $384,000 related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. In 2007 the Company paid a total of $223,000 to Town Center Drive & 215, LLC under the lease.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
10.	401(k) Plan and Other Benefit Plans
The Company implemented a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 40% of the first 6% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s portion of the matching contributions for the years ended December 31, 2007, 2006 and 2005 were $218,000, $238,000, and $232,000, respectively.
In October 2006, the Company adopted the Black Gaming Long Term Incentive Plan (“LTIP”). LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing the operating performance and financial condition of the Company in the event the executive remains with the Company. Each measurement date, which is December 31 of each fiscal year or the date of a Change in Control, as defined in LTIP, using an enterprise value computation, the Company determines a theoretical value of the Company’s equity based on the fixed multiple. Senior executives who participate in LTIP will receive an award each measurement date that is a percentage of the overall increase in the theoretical equity of the Company at the measurement date over the highest previous theoretical equity calculation from a prior measurement date. Such award is paid out in three equal annual installments beginning one year after the measurement date. With the exception of certain events as defined by LTIP, senior executives must be employed by the Company in order to receive a payment of the award. Future compensation, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”. The Company awarded $205,000 in the LTIP for the fiscal year ended December 31, 2005, of which $68,000 was recognized as compensation expense and paid during the year ended December 31, 2006. As of December 31, 2006, the Company awarded $588,000 in the LTIP for the fiscal year ended December 31, 2006. For the year ended December 31, 2007, the Company recognized and paid approximately $68,000 as compensation expense related to the fiscal year 2006 and 2005 award. Any remaining amounts will not be recognized or paid as compensation expense as the senior executives included in the plan are no longer employed by the Company.
11.	Commitments and Contingencies
Operating Leases
In October 2005, the Companies entered into an agreement with Wells Fargo Financial Leasing to lease golf maintenance equipment totaling approximately $1.3 million. The term of the lease is 36 months at a rate of $29,000 per month.
During 2006, the Companies entered into a lease arrangement with Dell Financial Services to lease desktop computers, servers and peripheral equipment. The term of the lease is 18 months at a rate of approximately $4,700 a month.
As part of the acquisition of the Oasis Resort Hotel and Casino, Resorts LLC has been assigned the rights to an agreement to lease the land which contains a portion of the golf course of the Oasis Casino and Hotel from the state of Arizona. The lease agreement is for a term of ten years that began in May 1998 at an annual rate of $26,650 and increases every year until the last year of the lease when the annual lease rate is $135,750. The Company is currently in negotiations to renew this lease under similar terms.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
11.	Commitments and Contingencies (cont’d)
As part of the acquisition of the CasaBlanca, the Company has been assigned the rights to an agreement to lease the land and water rights which contain the golf course of the CasaBlanca. The lease agreement is for a term of 99 years that began in June 1995 at a monthly lease rate of $18,000. In June 2005 and every 5 years thereafter, the lease rate will be adjusted based on the increase in the Consumer Price Index, as defined.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. The lease also provides for two — five year options to extend the Lease at market price. The lease also requires the Company to pay its pro rata share of real estate taxes, operating expenses, and common area costs. In addition, the Company has received lease incentives in connection with this lease. The Company will recognize the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Future minimum lease payments under operating leases for the five years subsequent to	Years ending
December 31, 2007 are as follows (in thousands):	December 31:
2008	$779
2009	409
2010	408
2011	408
2012	408
Thereafter	22,750

$25,162

Rent expense for the years ended December 31, 2007, 2006 and 2005 were $2.0 million, $1.8 million and $1.4 million, respectively.
Workers’ Compensation Claim—In February 2004, an employee of Resorts LLC was killed while performing maintenance work on the Palms Golf Course. As a result of the death, the Company has recorded a liability as of December 31, 2007 of approximately $107,000, which represents the Company’s obligation to the family of the deceased under their workers’ compensation policy and the workers’ compensation laws of the State of Nevada.
Litigation—From time to time the Company is party to various legal proceedings, most of which relate to routine matters incidental to the business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s consolidated and combined financial position, cash flows or results of operations.
Environmental Matter—The Company has become aware that there is contamination present on some of its properties apparently due to past operations, which included a truck stop and gas station. In particular, groundwater contamination at the Oasis property (which appears to have migrated onto the CasaBlanca property) is the subject of investigation and cleanup activities being conducted by the prior owners of the Oasis. Management believes that the prior owners are responsible for such matters under an indemnity agreement negotiated at the time the Oasis was purchased; however, there is no assurance that the Company will not incur costs related to this matter. Moreover, it is possible that future developments could lead to material environmental compliance costs or other liabilities for the Company and these costs could have a material adverse effect on our combined financial position or results of operations. In anticipation of marketing the golf course property during 2006, Resorts, LLC, entered into several agreements with WSR, Inc (“WSR”), the former owners of the Oasis Hotel & Casino, to terminate WSR’s remaining rights in the golf course property, among other matters, for approximately $1.1 million. Pursuant to the agreements, the funds paid to WSR will be used by WSR to remediate the existing environmental liability at the Oasis Hotel & Casino which continues to be an obligation of WSR.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
11.	Commitments and Contingencies (cont’d)
Other—In January 2006, Oasis Interval Ownership, LLC entered into an agreement with Global Exchange Development Corp. to sell substantially all of the unsold time share intervals at the Oasis Hotel and Casino. As of December 31, 2007 all sales have been completed and there are no outstanding receivable amounts.
12.	Rental Revenue
In November 2006, the Company entered into a lease agreement with MDC Restaurants, LLC (“MDC”), a Nevada Limited Liability Company and franchisee of Denny’s, Inc., whereby MDC will operate a Denny’s restaurant in the location of the former coffee shop of the Oasis Hotel & Casino. The lease is for a five year term, with one five year renewal term and five one-year renewal terms. The Company will receive a minimum lease payment of $78,000 annually along with a percentage of rent based on revenue as defined in the agreement. As part of entering the lease, the Company agreed to provide a tenant improvement allowance of $212,500, $106,250 which was paid as of December 31, 2006 and the reminder paid during the year ended December 31, 2007. This amount will be amortized as a reduction of rental revenue over the term of the lease.
In 1990, the Company entered into a lease agreement, which was last amended in April 1995, with Westates Theater, Inc. to lease and operate theaters at the Virgin River Hotel/Casino/Bingo. The term of the lease is for 15 years from the last amendment date. The lease calls for monthly lease payments, which currently approximate $10,600, in addition to a percentage rent that is calculated annually based on 7% of gross revenue from the theater operations in excess of $800,000. Annually the monthly lease payment shall increase based on the change in the Consumer Price Index.

Future minimum lease payments to the Company under operating leases subsequent to	Years ending
December 31, 2007 are as follows (in thousands):	December 31:
2008	$205
2009	205
2010	120
2011	78
2012	—
Thereafter	—

$608

Rental revenue for the years ended December 31, 2007, 2006 and 2005 was $617,000, $135,000 and $143,000, respectively and is included in other revenue in the accompanying statements of operations.
13.	Impairment of Long Lived Assets
The Company recorded an impairment loss of approximately $1.3 million in the years ended December 31, 2006 to adjust the carrying value of land due to contested ownership rights related to the land.
14.	Supplemental Guarantor Condensed Consolidating Financial Statements
At December 31, 2007, BG LLC and all of the Issuer’s, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by the BG LLC, are guarantors under the Foothill Facility and the indentures governing the Notes, see Note 8. These guarantees are full, unconditional and joint and several.

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
14.	Supplemental Guarantor Condensed Consolidating Financial Statements (cont’d)
Note 15 presents the condensed consolidating balance sheets of BG LLC (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2007 and December 31, 2006 and the related condensed consolidating statements of operations and cash flows for each year in the three-year period ended December 31, 2007.
15.	Condensed Consolidating Financial Information (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2007

BALANCE SHEET:

Current Assets, including intercompany accounts	$5,257	$43,001	$—	$(29,976)	$18,282
Property and equipment, net	420	131,060	—	—	131,480
Goodwill and Other Intangibles	—	35,828	—	—	35,828
Other assets excluding intercompany accounts	—	111,812	—	(103,118)	8,694

	$5,677	$321,701	$—	$(133,094)	$194,284

Current Liabilities, including intercompany accounts	$8,077	$53,800	$—	$(29,976)	$31,901
Long-term debt, less current portion	—	183,047	—	—	183,047
Gaming equipment financing, less current portion	—	15	—	—	15
Members’ (Deficit) Equity	(2,400)	84,839	—	(103,118)	(20,679)

	$5,677	$321,701	$—	$(133,094)	$194,284

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
15.	Condensed Consolidating Financial Information (cont’d) (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ending December 31, 2007

STATEMENT OF OPERATIONS

Net Revenues	$—	$169,483	$—	$(6,300)	$163,183

Operating Expenses:
Casino	—	52,998	—	—	52,998
Food and beverage	—	22,205	—	—	22,205
Hotel	—	6,298	—	—	6,298
Other	—	11,633	—	—	11,633
General and administrative	2,377	53,637	—	(6,300)	49,714
Depreciation and amortization	23	16,800	—	—	16,823
Impairment of long lived asset	—	—	—	—	—
Gain/loss on disposal of assets	—	110	—	—	110

Operating (loss) income	(2,400)	5,802	—	—	3,402

Other Expenses:
Return on investment with MDW	—	—	—	—	—
Change in fair value of swaps	—	—	—	—	—
Interest expense	—	(20,632)	—	—	(20,632)

Total other expense	—	(20,632)	—	—	(20,632)

Loss before cumulative change in accounting principle and minority interest	(2,400)	(14,830)	—	—	(17,230)

Cumulative effect of change in accounting principle	—	—	—	—	—

Loss before minority interest	(2,400)	(14,830)	—	—	(17,230)

Minority interest	—	—	—	—	—

Net loss	$(2,400)	$(14,830)	$—	$—	$(17,230)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$434	$8,652	$—	$—	$9,086
Net cash used in investing activities	(434)	(13,942)	—	—	(14,376)
Net cash provided by financing activities	—	3,675	—	—	3,675

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
15.	Condensed Consolidating Financial Information (cont’d) (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2006

BALANCE SHEET:

Current Assets, including intercompany accounts	$—	$51,686	$—	$(29,668)	$22,018
Property and equipment, net	—	130,112	—	—	130,112
Goodwill and Other Intangibles	—	39,294	—	—	39,294
Other assets excluding intercompany accounts	—	113,321	—	(103,118)	10,203

	$—	$334,413	$—	$(132,786)	$201,627

Current Liabilities, including intercompany accounts	$—	$57,723	$—	$(29,668)	$28,055
Long-term debt, less current portion	—	176,298	—	—	176,298
Gaming equipment financing, less current portion	—	723	—	—	723
Members’ (Deficit) Equity	—	99,669	—	(103,118)	(3,449)

	$—	$334,413	$—	$(132,786)	$201,627

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
15.	Condensed Consolidating Financial Information (cont’d) (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ended December 31, 2006

STATEMENT OF OPERATIONS

Net Revenues	$—	$174,530	$—	$(6,300)	$168,230

Operating Expenses:
Casino	—	47,444	—	—	47,444
Food and beverage	—	25,711	—	—	25,711
Hotel	—	7,090	—	—	7,090
Other	—	12,352	—	—	12,352
General and administrative	—	56,309	—	(6,300)	50,009
Depreciation and amortization	—	17,274	—	—	17,274
Impairment of long lived asset		1,350			1,350
Gain/loss on disposal of assets	—	235	—	—	235

Operating income	—	6,765	—	—	6,765

Other Expenses:
Return on investment with MDW	—	928	—	—	928
Change in fair value of swaps	—	195	—	—	195
Interest expense	—	(19,808)	—	—	(19,808)

Total other (expense) income	—	(18,685)	—	—	(18,685)

Loss before cumulative change in accounting principle and minority interest	—	(11,920)	—	—	(11,920)

Cumulative effect of change in accounting principle	—	(196)	—	—	(196)

Loss before minority interest	—	(12,116)	—	—	(12,116)

Minority interest	—	(48)	—	—	(48)

Net loss	—	(12,164)	—	—	(12,164)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$13,364	$—	$—	$13,364
Net cash used in investing activities	—	(12,004)	—	—	(12,004)
Net cash used in financing activities	—	(5,874)	—	—	(5,874)

BLACK GAMING, LLC AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
15.	Condensed Consolidating Financial Information (cont’d) (in thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
For the year ended December 31, 2005

STATEMENT OF OPERATIONS

Net Revenues	$—	$168,562	$—	$(6,300)	$162,262

Operating Expenses:
Casino	—	45,306	—	—	45,306
Food and beverage	—	26,404	—	—	26,404
Hotel	—	9,610	—	—	9,610
Other	—	13,389	—	—	13,389
General and administrative	—	50,751	—	(6,300)	44,451
Depreciation and amortization	—	12,539	—	—	12,539
Impairment of long lived asset		—
Gain/loss on disposal of assets	—	729	—	—	729

Operating income	—	9,834	—	—	9,834

Other Expenses:
Return on investment with MDW LLC	—	906	—	—	906
Change in fair value of swaps	—	1,298	—	—	1,298
Interest expense	—	(20,388)	—	—	(20,388)

Total other expenses	—	(18,184)	—	—	(18,184)

Loss before cumulative change in accounting principle and minority interest	—	(8,350)	—	—	(8,350)

Cumulative effect of change in accounting principle	—	—	—	—	—

Loss before minority interest	—	(8,350)	—	—	(8,350)

Minority interest	—	(64)	—	—	(64)

Net loss	—	(8,414)	—	—	(8,414)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$—	$17,032	$—	$—	$17,032
Net cash used in investing activities	—	(14,425)	—	—	(14,425)
Net cash used in financing activities	—	(4,008)	—	—	(4,008)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, and have concluded that they are effective to timely alert them to material information relating to the Company required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, it believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.
None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
Our executive officers and directors consist of the following:

Name	Age	Black Gaming, LLC
Robert R. Black, Sr.	55	Majority Member and Sole Manager
Sean P. McKay	30	Chief Accounting Officer
Robert R. Black, Sr. Mr. Black has been involved in all phases of the Nevada real estate industry since 1967. Additionally, Mr. Black is the managing member or member of several business entities which primarily relate to real estate development. Currently, Mr. Black serves as Chairman of the Board of Diversified Interest, Inc., a full-service real estate entity he founded in 1979. Since 1997, Mr. Black has served as Commander of the Nellis Support Team, a team organized to support the men, women and missions of Nellis Air Force Base by interacting with the local business and government community in order to raise funds to support the air force base and military personnel needs.
Since August 2006, Mr. Black has been the sole Manager of Black Gaming, LLC. Since December 2004, Mr. Black has been Chairman of the Board, Chief Executive Officer and President of Virgin River Casino Corporation and B & B B, Inc. Mr. Black was Secretary and a Director of Virgin River Casino Corporation from July 1988 to December 2004. Mr. Black was Secretary of B & B B, Inc. from December 1990 to December 2004 and a Director of B & B B, Inc. from December 1989 to December 2004. Mr. Black has been the sole Manager of RBG, LLC since February 1997.
Sean P. McKay. Mr. Mckay has served as Chief Accounting Officer to Black Gaming, LLC since January 2008. Previously, Mr. McKay served as Corporate Controller to Virgin River Casino Corporation, RBG, LLC and B & B B, Inc. since July 2005. From May 2002 to July 2005, Mr. McKay was employed by Avery Dennison, most recently as the General Accounting Manager. From 2000 to 2002, Mr. McKay was employed by the accounting firm of Arthur Andersen, LLP in the firm’s Las Vegas office providing audit services to the hospitality and gaming industry.
Key Employees
Anthony Toti. Mr. Toti, 48, has served as our Senior Vice President of Casino Operations since November 2007. Mr. Toti has approximately 28 years experience in the gaming industry, most recently as Director of Casino Operations at the Suncoast Hotel and Casino from October 2006 to October 2007. From July 2000 to October 2006, Mr. Toti served as Casino Manager at the Suncoast Hotel and Casino.
Anthony A. George. Mr. George, 42, has served as the General Manager of the Oasis Hotel and Casino since November 2007. From August 2006 to November 2007 Mr. George served as the General Manager of Black Gaming, LLC. From December 2005 to August 2006, Mr. George served as the Assistant General Manager for each of the CasaBlanca, the Oasis and the Virgin River. From 2001 to December 2005, Mr. George served as the General Manager of the Oasis. From 1994 to 2001, Mr. George was employed by the Oasis as the director of its Race and Sports book.

Kevin Boyer. Mr. Boyer, 39, has served as the General Manager of the Virgin River Hotel & Casino since October 2007. Mr. Boyer has been employed by us since May 1991 in various positions with varying degrees of responsibility. His most recent position included Oasis Controller from July 2002 to September 2006, transitioning to tri-property responsibility in September 2006 and to Assistant General Manager of Black Gaming, LLC in July 2007.
Code of Ethics
We have not yet adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of our limited size.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Philosophy
Our primary goal with respect to executive compensation is to attract, retain and motivate the most qualified and dedicated executives, who possess the high-quality skills and talent required for the success of the business, to tie annual and long-term incentive compensation to achievement of certain performance objectives for us and the individual executives, and to encourage executive performance that contributes to our long-term growth. Since we are not a publicly held company, we are not required to form a compensation committee comprised of independent directors, as required by applicable laws and regulations, including the Sarbanes-Oxley Act, and applicable listing requirements.
To achieve our executive compensation objectives, we implement and maintain compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives’ contributions to our overall short and long-term growth. We use short-term compensation (base salaries and annual cash bonuses) and long-term incentive compensation, to achieve our goal of driving long-term growth. Our compensation policy links each executive’s earnings opportunity with our short and long-term performance.
Setting Executive Compensation
In setting compensation, we evaluate individuals on their executive performance with the goal of setting compensation at levels we believe are comparable with executives in other companies of similar size, with similar revenues and in similar industries, while taking into account our relative performance and our own strategic goals.
Elements of Compensation
For the fiscal year ended December 31, 2007, our compensation components for the named executive officers included the following elements:
•	Base salary;

•	Annual bonus and

•	Long-term incentive compensation.

Base Salary
We pay base salaries to our named executive officers and all other employees to compensate them for their services during the fiscal year. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. To assist us in the determination of appropriate compensation ranges we utilize the services of Business and Legal Reports, a subscription service which provides salary data and ranges for a variety of positions and, generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at companies of similar size, with similar revenues and in similar industries, in line with our compensation philosophy. Base salaries are reviewed annually, and executives are eligible for performance based increases based on the individual responsibilities and performance as it relates to the pre-determined financial targets that we set.
Annual Bonus
We award annual bonuses to the named executive officers and to other employees. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. When we decide to award a bonus, we determine the pool of eligible employees and the amount that those employees will be eligible to receive under the plan. Our plan includes various incentive levels based on the participant’s accountability and impact on our operations, and target award opportunities are established as a percentage of base salary, ranging from 2.5% of base salary to 30% of base salary for our named executive officers. In addition, discretionary bonus amounts may be paid to named executives based on individual performance.
Each year, we set minimum, targets and maximum levels for corporate and individual performance goals, and payment of awards is based upon the achievement of those goals for that year. Upon completion of the fiscal year, we assess our performance and individual performance with respect to those goals, and an overall percentage amount for the corporate financial goals is calculated. The annual bonus is paid in cash and is ordinarily paid in a single installment in the March following the completion of a given fiscal year.
Long-Term Incentive Compensation
In October 2006, we adopted the Black Gaming Long Term Incentive Plan (“LTIP”). LTIP is a long-term formula based compensation plan utilizing EBITDA, as defined, Long-term Debt, as defined, cash and a fixed multiple to compensate senior executives for increasing our operating performance and financial condition in the event the executive remains with us. Future compensation, commencing in the fourth quarter of the year ended December 31, 2006, recognized in accordance with LTIP will be accounted for using the intrinsic value method allowed for nonpublic entities as defined and prescribed by SFAS 123(R) “Share Based Payment”. This incentive plan fosters the long-term perspective necessary for the continued success in our business.
Post-Termination Compensation
In order for us to attract and retain well-qualified executives and key personnel and to provide ourselves and each executive certain security of continuity of management in the event of a change in control of the Company, we entered into employment security agreements with certain of our executive officers.

Perquisites and Other Personal Benefits
We provide our named executive officers with certain perquisites and other personal benefits that the we believe are reasonable and consistent with our overall compensation philosophy to attract, retain and motivate the most qualified and dedicated employees for key positions.
We do not issue stock or option awards to our executives. We also do not provide non-equity incentive plan compensation, do not have a pension plan and do not offer a nonqualified deferred compensation program. We have a 401(k) plan for our employees.
The named executive officers are provided access to term life insurance policies, long-term disability insurance policies, contributions to our 401(k) plan, and participation in the plans and programs described above. In certain instances and on a case-by-case basis, we may reimburse relocation expenses and pay relocation bonuses to executives who are required, due to promotions or reorganizations, to move to another location. Additionally, we may pay special one-time bonuses to certain executives when their performance far-exceeds any targets or goals. Such bonuses are not common and are not paid through any formal compensation plan.

Summary Compensation Table
The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer, persons who served as our Chief Financial Officer, our three other most highly compensated executives as of December 31, 2007 and two former executive officers who would have been two of our most highly compensated executive officers but for their resignation in September 2007.
Summary Compensation Table

				All Other
		Salary	Bonus	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)

Robert S. Black, Sr.	2007	556,500	—	872,500	(1),(2)	1,429,000
Chief Executive Officer	2006	525,385	—	1,078,639	(3)	1,604,024

Anthony A. George	2007	190,549	58,076	40,453	(4)	289,078
General Manager	2006	188,058	67,821	—		255,879

Sean P. McKay	2007	117,866	54,733	—	(5)	172,598
Chief Accounting Officer	2006	107,112	20,000	—		127,112

Barbara Sunstrum	2007	139,048	28,253	—		167,301
Director of Sales	2006	144,716	—	—		144,716

Jason Goudie	2007	119,226	—	—	(6)	119,226
Former Chief Financial Officer	2006	—	—	—		—

Curt Mayer	2007	83,985	100,000	6,050	(7)	190,034
Former Chief Financial Officer	2006	231,749	119,491	—		351,240

Jonathan Lowenhar	2007	230,958	152,515	308,050	(8)	691,523
Former Chief Operating Officer	2006	308,009	172,006	—		480,015

Scott DeAngelo	2007	149,824	63,084	53,024	(9)	265,932
Former Vice President of Marketing	2006	194,167	72,829	—		266,996

(1)
Management fees are paid at the direction of Mr. Black and are accrued quarterly. Pursuant to the terms of the indentures governing the notes and the agreement governing our senior secured credit facility, so long as no default has occurred and is continuing, we may pay Mr. Black management fees up to 5% of our consolidated EBITDA (as that term is defined in the indentures governing the notes and the agreement governing our senior secured credit facility) for the immediately preceding fiscal year. Mr. Black has advised us that it is his present intention to charge us and collect management fees in the maximum amount permitted under the indentures and our senior secured credit facility. In addition to management fees, commencing January 1, 2005, we have paid Mr. Black a salary at an annualized rate of $556,500. Although Mr. Black has sole authority to set his own salary, he has advised us that his salary will not exceed industry standards.

(2)
Representing $862,500 in management fees, $0 in dividends and distributions paid to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for events.

(3)
Representing $1,068,639 in management fees, $0 in dividends and distributions paid to Mr. Black by us and $10,000 in perquisites provided to Mr. Black and his wife in the form of compensatory use of hotel rooms, the Company limousine, golf and spa services, meals and Company tickets for sporting events.

(4)	All other compensation represents payment of the 2006 and 2005 LTIP award.

(5)	Mr. McKay assumed the position of Chief Accounting Officer in January 2008. Mr. McKay served as the Company’s Corporate Controller in 2007 and 2006.

(6)	In May 2007 Mr. Goudie assumed the position of Chief Financial Officer. In January 2008 Mr. Goudie resigned the position of Chief Financial Officer.

(7)	Mr. Mayer ceased his employment with the Company as Chief Financial Officer in April 2007.

(8)
Mr. Lowenhar ceased his employment with the Company as Chief Operating Officer in September 2007. All other compensation represents payment of the 2006 and 2005 LTIP award of $6,050 and severance of $302,000.

(9)
Mr. DeAngelo ceased his employment with the Company as Vice President of Marketing in September 2007. All other compensation represents payment of the 2006 and 2005 LTIP award of $3,024 and severance of $50,000.

Employment Agreements and Separation Agreements
We entered into an executive employment agreement with Sean P. McKay effective as of January 7, 2008, where we agreed to pay Mr. McKay a base salary of $180,000 per year and an nondiscretionary annual bonus up to $70,000 based on certain personal and Company performance measures as determined by us. We have also agreed to pay Mr. McKay a payment equal to one year of his base salary, upon a change in control.
On September 28, 2007, we entered into a separation agreements with Mr. Lowenhar and Mr. DeAngelo. pursuant to which we paid Mr. Lowenhar a lump sum payment of $302,000 which includes a $277,000 severance payment and a $25,000 payment for a two-year non-compete covenant. On September 28, 2007, we entered into a separation agreement with Mr. DeAngelo pursuant to which we will pay Mr. DeAngelo a lump sum payment of $50,000 which includes a $37,500 severance payment and a $12,500 payment for a two-year non-compete covenant.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee. Mr. Black makes the decisions concerning the compensation of our executive officers.
THE FOLLOWING REPORT OF THE MANAGEMENT BOARD SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.
Management Board Compensation Report
Our management board has reviewed and discussed the above Compensation Discussion and Analysis with our management and determined that the Compensation Discussion and Analysis be included in this annual report.

March 27, 2008	MANAGEMENT BOARD

Robert R. Black, Sr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
We are wholly owned by Robert R. Black, Sr., our Manager and Majority Member, and his affiliates, with the exception of a 0.97% ownership interest held by a minority owner. The following table sets forth our beneficial ownership. As of December 31, 2007, no rights exist to purchase any additional ownership interest in us.
Black Gaming, LLC

		Membership	Percent of
Title of Class	Name and Address of Beneficial Owner(1)	Interest	Class
Membership Interest	Robert R. Black, Sr. (2)	99.03%	99.03%
Membership Interest	Anthony A. George	0	0%
Membership Interest	Sean P. McKay	0	0%
Membership Interest	Barbara Sunstrum	0	0%
Membership Interest	Jason Goudie	0	0%
Membership Interest	Curt Mayer	0	0%
Membership Interest	Jonathan Lowenhar	0	0%
Membership Interest	Scott DeAngelo	0	0%
Membership Interest	All executive officers and directors as a group (8 persons)	99.03%	99.03%

(1)	The address for each individual listed is Black Gaming, LLC, 10777 West Twain Ave., Las Vegas, Nevada 89135.

(2)	Owned by Robert R. Black, Sr. as trustee of the Robert R. Black Sr. Gaming Properties Trust u/a/d May 24, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
We believe that all of the transactions discussed below are on terms at least as favorable to us as would have been obtained from an unrelated third party.
MJB Development is a real estate construction company owned by a former shareholder of the Company which provided construction services associated with hotel facilities of the Company. When performing construction services, the actual costs of construction, overhead charges, and a profit are charged to the Company. In addition to construction services, MJB Development has also leased containers for storage to the Company. Total charges for construction and leasing of storage containers totaled $0, $0 and $2,000 during the years ended December 31, 2007, 2006 and 2005, and are included in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2005, the Company paid MJB Development $68,000 to purchase previously leased storage containers.

MDW is a Nevada limited-liability company in which the sole shareholder of the Black Trust has an interest. MDW owns a condominium complex located in Mesquite, Nevada. The Company had entered into a lease agreement with MDW whereby MDW gave the members of the CasaBlanca Vacation Club (the timeshare club associated with the CasaBlanca) the right to use and occupy the timeshare units located on the leasehold property. The remaining units at the condominium complex were utilized by the CasaBlanca for hotel and apartment purposes. On December 15, 2004, pursuant to a termination agreement, the Company terminated its lease with MDW. No rent payments were paid by the Company to MDW during the years ended December 31, 2007, 2006 and 2005. The Company recorded approximately $0, $0.9 million and $0.9 million in other income related to the condominium sales during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006 the Company had no amounts owed to MDW.
Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by the sole shareholder of the Black Trust and former shareholders of VRCC. Pursuant to a lease agreement dated November 1996, VRCC leased to Foodmart certain real property and the structures and improvements contained thereon for the purposes of operating the Virgin River Food Mart. The term of the lease was for 30 years at approximately $18,500 a month with Foodmart having the option to extend the lease for two additional ten year periods. Pursuant to the Buyout, the real property, structures and improvements previously leased to Foodmart were not acquired by the Black Trust, but were distributed to the shareholders of VRCC; therefore the lease between VRCC and Foodmart was terminated.
In addition, participants in the Company’s Slot Program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. For the years ended December 31, 2007, 2006 and 2005, Foodmart has charged the Company $35,000, $45,000 and $351,000 respectively, for gasoline purchased with points from the Company’s Slot Program.
Black & LoBello is a law firm managed by the daughter of the sole shareholder of the Black Trust. The Company retains Black & LoBello as outside legal counsel, and Black & LoBello has received legal fees for legal services in the amount of $307,000, $303,000 and $131,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Robert R. Black, Sr. We pay Mr. Black management fees for his management of our business. We paid Mr. Black management fees in the amount of $1.1, $0 and $1.2 million, for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. We have recorded, but not paid, a liability of approximately $863,000 associated with Mr. Black’s management fee at December 31, 2007. In light of current economic conditions, Mr. Black has opted for a fee reduction of $200,000 for the year ended December 31, 2007.
Management fees are paid at the direction of Mr. Black and are accrued quarterly. Pursuant to the terms of the indentures governing the notes and the agreement governing our senior secured credit facility, so long as no default has occurred and is continuing, we may pay Mr. Black management fees up to 5% of our consolidated EBITDA (as that term is defined in the indentures governing the notes and the agreement governing our senior secured credit facility) for the immediately preceding fiscal year. Mr. Black has advised us that it is his present intention to charge us and collect management fees in the maximum amount permitted under the indentures and our senior secured credit facility.
In addition to management fees, commencing January 1, 2005, we have paid Mr. Black an annual salary. As of December 31, 2007 this salary was set at an annualized rate of $556,500. Although Mr. Black has sole authority to set the amount of his salary, he has advised us that his salary will not exceed industry standards.

R. Black, Inc. Concurrently with the closing of the old notes offering, Robert R. Black, Sr. and his affiliate made a $16.0 million equity contribution to us. Robert R. Black, Sr. made a $1.0 million equity contribution to us and R. Black, Inc. made a $15.0 million equity contribution to us. To finance the $15.0 million equity contribution, R. Black, Inc. issued a $15.0 million 8% convertible senior secured note to Michael J. Gaughan, which was amended in December 2005. The convertible note is secured by 33 1/3% of the equity interests directly and indirectly owned by Robert R. Black, Sr. in the issuers of the notes and in Black Gaming, LLC. The convertible note will mature in December 2008. The note provides that the issuer may elect up to three one-year extensions and, effective upon each extension, the interest rate would increase 1% per annum. Notwithstanding the convertible note issuer’s election to extend the maturity, the holder of the convertible note may require the convertible note issuer to then satisfy the note, but in such event, at the convertible note issuer’s option, the convertible note may be satisfied either in cash or in shares of common stock (or any conversion thereof) representing a 33 1/3% fully-diluted interest (decreased in proportion to any principal paid in cash) in the common stock of each of the issuers and Black Gaming, LLC.
CasaBlanca Resorts, LLC. CasaBlanca Resorts, LLC provided management and other services to the Peppermill Palms Property Owners Association and the Grand Destination Owners Association, which manage and operate the home owners associations of the vacation intervals sold at the properties. As of December 31, 2007 and 2006, respectively, included in the accompanying consolidated balance sheets, respectively, is a receivable for $327,000 and $384,000 related to amounts owed for those services.
Gaming Research. Gaming Research is a consulting firm retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $177,000, $222,000 and $117,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Town Center Drive & 215, LLC. During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. In 2007 the Company paid a total of $223,000 to Town Center Drive & 215, LLC under the lease.
Policy for Related Party Transactions
We review all related party transactions on a case by case basis and approve any such transaction in accordance with Nevada corporate law. In addition, the notes prohibit us from entering into certain transactions with certain related parties unless it is determined that the terms of the transaction are fair and reasonable to us, and no less favorable than could have been obtained in an arm’s length transaction with an unrelated party. The notes require additional approvals before we may enter into certain related transactions in which the consideration to either party in the transaction would exceed specified thresholds.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountant, for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Audit fees(1)	$344,000	$354,000
Audit-related fees(2)	$20,000	$25,000
Tax fees	—	—
All other fees	—	—

Total fees	$364,000	$379,000

(1)
Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings. In the year ended December 31, 2007, we were billed $54,000 in audit fees related to our quarterly reports and $290,000 related to our annual report. In the year ended December 31, 2006, we were billed $18,000 quarterly in audit fees related to our quarterly reports, and $300,000 related to our annual report.

(2)	Represents the aggregate fees Ernst & Young LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.
We do not have an audit committee or a pre-approval policy with respect to any fees paid to Ernst & Young LLP, our principal accountant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	List the following documents filed as part of the report:
(1)	All financial statements.

Included in “Item 8. Financial Statements and Supplementary Data” above.

(2)	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

(3)	Exhibit Index.
See exhibits listed on the Exhibit Index following the signature page of this Annual Report, where said Exhibit Index is incorporated herein by reference.
(b)	Exhibits.

Included as exhibits are the items listed in the Exhibit Index.

(c)	Financial Statement Schedules

Not applicable.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts

Year Ended December 31, 2007	$719	$126	$(104)	$741
Year Ended December 31, 2006	$725	$435	$(441)	$719
Year Ended December 31, 2005	$631	$129	$(35)	$725

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Black Gaming, LLC (Registrant)
Date: March 31, 2008	By:	/s/ Robert R. Black, Sr.
Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Manager (Principal Executive Officer)	March 31, 2008
/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virgin River Casino Corporation (Registrant)
Date: March 31, 2008	By:	/s/ Robert R. Black, Sr.
Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008
/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBG, LLC (Registrant)
Date: March 31, 2008	By:	/s/ Robert R. Black, Sr.
Robert R. Black, Sr.
	Its:	Manager

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Manager (Principal Executive Officer)	March 31, 2008
/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B & B B, Inc. (Registrant)
Date: March 31, 2008	By:	/s/ Robert R. Black, Sr.
Robert R. Black, Sr.
	Its:	Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert R. Black, Sr. Robert R. Black, Sr.	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008
/s/ Sean P. McKay Sean P. McKay	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

EXHIBIT INDEX

Index No.	Description

3.1	Articles of Organization of Black Gaming, LLC filed August 4, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
3.2	Amendment to Articles of Organization of Black Gaming, LLC filed December 15, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
3.3	Articles of Incorporation of Virgin River Casino Corporation filed July 1, 1988, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.4	Articles of Organization of RBG, LLC filed February 18, 1997, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.5	Articles of Incorporation of B & B B, Inc. filed December 7, 1989, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.6	Articles of Organization of CasaBlanca Resorts, LLC filed February 6, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.7	Articles of Organization of Oasis Interval Ownership, LLC filed May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.8	Articles of Organization of Oasis Interval Management, LLC filed May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.9	Articles of Incorporation of Oasis Recreational Properties, Inc. filed May 23, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.10	Articles of Incorporation of R. Black, Inc. filed February 19, 1997, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
3.11	Operating Agreement of Black Gaming, LLC adopted December 31, 2006, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
3.12	By-laws of Virgin River Casino Corporation adopted July 14, 1988, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.13	Operating Agreement of RBG, LLC adopted March 17, 1997, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

3.14	By-laws of B & B B, Inc. adopted December 8, 1989, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.15	Operating Agreement of CasaBlanca Resorts, LLC adopted May 31, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.16	Operating Agreement of Oasis Interval Ownership, LLC adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.17	Operating Agreement of Oasis Interval Management, LLC adopted June 6, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.18	By-laws of Oasis Recreational Properties, Inc. adopted June 13, 2001, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
3.19	By-laws of R. Black, Inc. adopted February 19, 1997, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
4.1	Agreement for Purchase and Sale or Redemption of Equity Interests dated November 22, 2004 by and among James A. Black Gaming Properties Trust, Gary W. Black Gaming Properties Trust, Michael T. Black Gaming Properties Trust, Jorco, Inc., Marcus A. Hall, James Ritchie and Barry R. Moore, Robert R. Black, Sr., Virgin River Casino Corporation and B & B B, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.2	Agreement for Purchase and Sale or Redemption of Equity Interests dated December 9, 2004 by and among Scott M. Nielson, Robert R. Black, Sr. and B & B B, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.3	Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 9% Senior Secured Notes due 2012, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.4	Indenture dated as of December 20, 2004 between Virgin River Casino Corporation, RBG, LLC and B & B B, Inc., certain guarantors and The Bank of New York Trust Company, N.A. relating to Series A and Series B 12 3/4% Senior Subordinated Discount Notes due 2012, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.5	Form of 12 3/4% Series B Senior Subordinated Discount Notes due 2012 (included as part of Indenture at Exhibit A), incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.6	Registration Rights Agreement dated as of December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.7	Purchase Agreement dated as of December 10, 2004 by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, certain pledgors and Jefferies & Company, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.8	Senior Secured Notes Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A., as collateral agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.9	Parent Pledge Agreement dated December 20, 2004 by R. Black, Inc. and The Robert R. Black, Sr. Gaming Properties Trust in favor of The Bank of New York Trust Company, N.A., as collateral agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.10	Trademark Security Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.11	Credit Agreement dated December 20, 2004, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.12	Security Agreement dated December 20, 2004 B & B B, Inc., CasaBlanca Resorts, LLC, Oasis Interval Management, LLC, Oasis Interval Ownership, LLC, Oasis Recreational Properties, Inc., RBG, LLC and Virgin River Casino Corporation and Wells Fargo Foothill, Inc., as agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.13	Parent Pledge Agreement dated December 20, 2004 by and among Robert R. Black, Sr., The Robert R. Black, Sr. Gaming Properties Trust, R. Black, Inc. in favor of Wells Fargo Foothill Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.14	Trademark Security Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.15	Bailee Agreement dated December 20, 2004 by and among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., Nevada Title Company, Robert R. Black, Sr., R. Black, Inc. and Virgin River Casino Corporation, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.16	Intercompany Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.17	Intercreditor and Lien Subordination Agreement dated December 20, 2004 by and among B & B B, Inc., RBG, LLC, Virgin River Casino Corporation, certain subsidiaries and Wells Fargo Foothill, Inc., Wells Fargo Foothill, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.18	Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Nevada) dated as of December 20, 2004 and made by Virgin River Casino Corporation, RBG, LLC, CasaBlanca Resorts, LLC and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.19	Leasehold and Fee Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents (Arizona) dated as of December 20, 2004 and made by Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.20	Leasehold and Fee Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement (Nevada) dated as of December 20, 2004 and made by and from RBG, LLC, Virgin River Casino Corporation, CasaBlanca Resorts, LLC, B & B B, Inc., and Oasis Interval Ownership, LLC to Nevada Title Company, as trustee, for the benefit of Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.21	Leasehold and Fee Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Arizona) dated as of December 20, 2004 and made by and from Oasis Recreational Properties, Inc. to Transnation Title Insurance Company, as trustee, for the benefit of Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.22	Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 16, 2004 by and between Virgin River Casino Corporation, RBG, LLC, CasaBlanca Resorts, LLC, Oasis Interval Ownership, LLC, B & B B, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.23	Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 17, 2004 by and between Oasis Recreational Properties, Inc. and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.

Index No.	Description

4.24	Assignment of Entitlements, Contracts, Rents and Revenues (Nevada) dated December 20, 2004 and made by and between Virgin River Casino Corporation, RBG, LLC, CasaBlanca Resorts, LLC, B & B B, Inc. and Oasis Interval Ownership, LLC and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.25	Assignment of Entitlements, Contracts, Rents and Revenues (Arizona) dated December 20, 2004 and made by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.26	Collateral Assignment of Notes and Deeds of Trust dated December 16, 2004 by and between Oasis Interval Ownership, LLC and The Bank of New York Trust Company, N.A., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.27	Collateral Assignment of Notes and Deeds of Trust dated December 20, 2004 by and between Oasis Recreational Properties, Inc. and Wells Fargo Foothill, Inc., incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.28	Estoppel Certificate Consent and Agreement dated December 20, 2004 by River View Limited Liability Company and RBG, LLC, for the benefit of The Bank of New York, as collateral agent, and Wells Fargo Foothill, Inc., as arranger and administrative agent, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on March 8, 2005.
4.29	Convertible Senior Secured Note Purchase Agreement dated December 20, 2004 by and between R. Black, Inc., Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.
4.30	Convertible Note Pledge Agreement dated December 20, 2004 by and between Robert R. Black Sr., Trustee of the Robert R. Black, Sr. Gaming Properties Trust u/a/d May 24, 2004 and Michael Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.
4.31	Convertible Promissory Note dated December 20, 2004 made by R. Black, Inc. in favor of Michael J. Gaughan, incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.
10.1	Letter dated November 12, 2004 between Curt C. Mayer and Robert R. Black, Sr. regarding employment of Mr. Mayer by B& BB Inc., Virgin River Casino Corporation, Inc. and RBG, LLC, incorporated by reference to registrant’s Pre-Effective Amendment No. 2 to Form S-4, as filed with the Securities and Exchange Commission on May 26, 2005.
10.2	Executive Employment Agreement dated April 1, 2005 made by Virgin River Casino Corporation, RBG, LLC and CasaBlanca Resorts, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Form 10-K/A, as filed with the Securities and Exchange Commission on April 25, 2006.

Index No.	Description

10.3	Lease Buy-Out and Condominium Conversion Management Agreement dated January 24, 2005 by and between MDW Mesquite, LLC, RBG, LLC and Robert R. Black, Sr., incorporated by reference to registrant’s Pre-Effective Amendment No. 1 to Form S-4, as filed with the Securities and Exchange Commission on May 2, 2005.
10.4	Executive Employment Agreement dated January 1, 2006 made by Virgin River Casino Corporation, RBG, LLC and CasaBlanca Resorts, LLC with Curt Mayer, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2006.
10.5	Black Gaming Long-term Incentive Plan, effective as of October 1, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2006.
10.6	Agreement and Plan of Reorganization dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.7	Guarantee for the Senior Secured Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.8	Guarantee for the Senior Subordinated Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.9	First Supplemental Indenture for the Senior Secured Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.10	First Supplemental Indenture for the Senior Subordinated Notes dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.11	Joinder to the Registration Rights Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.12	Security Agreement Supplement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.13	Pledged Interests Addendum dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.14	Consent by the Bank of New York Trust Company, N.A., dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.15	Amended and Restated Parent Pledge Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.

Index No.	Description

10.16	General Continuing Guaranty dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.17	Joinder Agreement and Amendment dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.18	Consent by Wells Fargo Foothill, Inc., dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.19	Joinder to Bailee Agreement dated December 31, 2006, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on January 3, 2007.
10.20	First Amendment to Credit Agreement dated October 26, 2007, by and among Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as the arranger and administrative agent and the other lending parties thereto, incorporated by reference to registrant’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2007.
10.21	Executive Employment Agreement dated May 14, 2007 made by Black Gaming, LLC with Jason Goudie, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2007.
10.22	Separation of Employment Agreement And General Release dated September 28, 2007 made by Black Gaming, LLC with Jonathan Lowenhar, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007.
10.23	Separation of Employment Agreement And General Release dated September 28, 2007 made by Black Gaming, LLC with Scott DeAngelo, incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2007.
10.24	Executive Employment Agreement dated January 7, 2008 made by Black Gaming, LLC with Sean P. McKay
21.1	List of Subsidiaries of the Registrant, incorporated by reference to registrant’s Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2007.
31.1	Certification of Robert R. Black, Sr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sean P. McKay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert R. Black, Sr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Sean P. McKay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.